Form 10QSB
period 1996-06-30
EROX CORP
filed 1996-08-12
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended JUNE 30, 1996

  [   ]        TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934  (no fee required)



                         Commission file number 0-23544

                                EROX CORPORATION
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

          CALIFORNIA                                     94-3107202
     -------------------------------                 ------------------
     (State or other jurisdiction of                  (I.R.S. employee
     incorporation or organization)                  Identification No.)



     4034 CLIPPER COURT, FREMONT, CALIFORNIA                          94538
     --------------------------------------                         ---------
    (Address of principal executive offices)                        (Zip code)


                    Issuer's telephone number: (510) 226-6874


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,974,805 shares of Common Stock as of July 31, 1996.


                                                                Total Pages:  13

                                EROX CORPORATION

                                      INDEX
                                                                            Page
PART I
FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Balance Sheets (Unaudited)
            as of June 30, 1996
            and December 31, 1995.............................................2

            Statements of Income (Unaudited)
            for the Three Months and Six Months Ended
            June 30, 1996 and 1995............................................3

            Statements of Cash Flows  (Unaudited)
            for the Six Months
            Ended June 30, 1996 and 1995......................................4

            Notes to Condensed Financial Statements (Unaudited)...............5

   Item 2.  Management's Discussion and Analysis

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................6

PART II
OTHER INFORMATION

   Item 4.  Submission of Matters to Vote of Security Holders.................9

   Item 6.  Exhibits and Reports on Form 8-K..................................9


SIGNATURES...................................................................10

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                                EROX CORPORATION

                            Condensed Balance Sheets
                                  (unaudited)

                                                                       June 30,     December 31,
                                                                          1996            1995
                                                                   -------------   --------------
Assets

Current assets:
  Cash and cash equivalents                                        $    747,373    $  2,186,828
  Accounts receivable, net of allowances of $55,934                   2,888,989       1,954,508
   and $316,972 in 1996 and 1995, respectively
  Inventory                                                           2,932,652       1,799,728
  Other current assets                                                   48,037         168,785
                                                                   ------------    ------------
Total current assets                                                  6,617,051       6,109,849

Property and equipment, net                                              63,343          78,214
                                                                   ------------    ------------
                                                                   $  6,680,394    $  6,188,063
                                                                   ============    ============


Liabilities and Shareholders' equity

Current liabilities:
  Accounts payable                                                 $  1,444,702    $    731,777
  Loan payable, bank                                                       --           500,000
  Other accrued expenses                                              1,379,882       1,395,056
                                                                   ------------    ------------
Total current liabilities                                             2,824,584       2,626,833

Commitments                                                                --              --

Shareholders' equity:
  Convertible preferred stock, issuable in series, no par value,
    10,000,000 shares authorized, no shares issued a                       --              --
  Common stock, no par value, 40,000,000 shares authorized,
    9,974,805 and 9,911,972 shares issued and outstanding
    at June 30, 1996 and December 31, 1995, respectively             16,958,884      16,823,918
  Accumulated deficit                                               (13,103,074)    (13,262,688)
                                                                   ------------    ------------
Total shareholders' equity                                            3,855,810       3,561,230
                                                                   ------------    ------------

                                                                   $  6,680,394    $  6,188,063
                                                                   ============    ============

See accompanying notes

                                EROX CORPORATION

                         Condensed Statements of Income
                                  (unaudited)

                                                     Three months ended June 30,          Six months ended June 30,
                                                    ------------------------------       ----------------------------
                                                         1996              1995                1996            1995
                                                    ------------      ------------       -----------      -----------
Net sales                                           $  5,142,144      $  2,009,363       $ 9,193,002      $ 3,121,960
Cost of goods sold                                     1,451,520           604,909         2,511,362          895,387
                                                    ------------      ------------       -----------      -----------

Gross profit                                           3,690,624         1,404,454         6,681,640        2,226,573

Expenses:
   Research and development                               78,269            83,461           161,306          146,161
   Selling, general and administrative                 3,515,559         1,695,880         6,372,716        3,052,761
                                                    ------------      ------------       -----------      -----------
Total expenses                                         3,593,828         1,779,341         6,534,022        3,198,922
                                                    ------------      ------------       -----------      -----------
Income (loss) from operations                             96,796          (374,887)          147,618         (972,349)

Interest income                                              206            36,469            12,828           79,847
Interest expense                                           1,023             -                 2,459           -
Other (expense)                                            3,624             -                 1,627           -
                                                    ------------      ------------       -----------      -----------

Net income (loss)                                   $     99,603      $   (338,418)      $   159,614      $  (892,502)
                                                    ============      ============       ===========      ===========


Net income (loss) per share                         $       0.01      $      (0.03)      $      0.02      $     (0.09)
                                                    ============      ============       ===========      ===========

Shares used in calculation of net income
     (loss) per share                                 10,499,030         9,851,972        10,375,896        9,851,972
                                                    ============      ============       ===========      ===========

See accompanying notes

                                EROX CORPORATION

                            Statements of Cash Flows
                                  (unaudited)

                                                            Six months ended June 30,
                                                               1996        1995
                                                           ------------    -----------
Cash Flows from Operating Activities
Net income (loss)                                          $   159,614     $  (892,502)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                 65,824          98,757

  Changes in operating assets and liabilities:
    Accounts receivable                                       (934,481)     (1,069,354)
    Inventory                                               (1,132,924)       (523,851)
    Other current assets                                       120,748          36,621
    Accounts payable and accrued liabilities                   697,751         440,225
                                                          ------------    ------------
Net cash used in operating activities                       (1,023,468)     (1,910,104)

Cash Flows from Investing Activities
Proceeds from maturity of held-to-maturity investments           -           3,461,735
Purchase of property and equipment                             (50,953)        (18,958)
                                                          ------------    ------------
Net cash provided by (used in) investing activities            (50,953)      3,442,777

Cash Flows from Financing Activities
Proceeds from issuance of common stock                         134,966           -
Proceeds from (payments on) bank borrowings                   (500,000)          -
                                                          ------------    ------------
Net cash provided by (used in) financing activities           (365,034)              0

Net increase/(decrease) in cash and cash equivalents        (1,439,455)      1,532,673
Cash and cash equivalents at beginning of the period         2,186,828         520,181
                                                          ------------    ------------
Cash and cash equivalents at end of the period             $   747,373     $ 2,052,854
                                                          ============    ============

See accompanying notes

                                       4

                                EROX CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

INVENTORY

Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at June 30, 1996 consists of finished goods inventory valued at $1,509,934, work in process of $289,100 and raw materials of $1,133,618. At December 31, 1995, these balances were $352,313, $279,177 and
$1,168,238, respectively.


NET INCOME (LOSS) PER SHARE

Net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options. The latter are excluded from the computation of net loss per share as their effect is antidilutive.

Item 2. Management's Discussion and Analysis

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company's plans for sales growth and expansion into new channels of trade, expectations of gross margin, expenses, new product introduction, and the Company's liquidity and capital needs. These matters involve risks and uncertainties which include but are not limited to the acceptance of new products, the credit risk associated with consolidation in the retail trade, the costs of components and advertising associated with product retail roll-out and new product introductions, supply constraints or difficulties, the impact of competitive pricing or government regulation and the risk of diverted goods in a slow retail environment. These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Three Months ended June 30, 1996 as compared to the Three Months ended June 30, 1995

         Net sales for the second quarter of 1996 were $5,142,144 compared to $2,009,363 for the second quarter of 1995. This increase was due to the Company's continued expansion of its US retail introduction and shipments to new overseas markets. During the second quarter of 1996, the Company opened several new regional stores: Castner Knott, Elder Beerman, Mc Rae's, Parisian's, Profitt's, Von Maur, and Younkers. The Company also doubled its presence in the California market by opening an additional 45 doors of the Macy's West division of Federated Department Stores. Opening orders were also shipped to two distributors in the Middle East. At the end of the second quarter of 1996, the Company had expanded distribution to include 948 doors in the US and distributor relationships for Italy, the Middle East and the Caribbean. This compares to shipments to 241 US retail doors and one foreign distributor, in Italy, in the second quarter of 1995. The comparison of sales for these periods is as follows:

     ----------------------------------------------------------------------
     Class of Trade                                 1996              1995
     ----------------------------------------------------------------------

       US   Department Store/Retail          $ 4,674,278       $ 1,573,186
       US   Infomercial                                0           320,867
       Duty Free and International               447,121            72,848
       Direct Marketing                           20,745            42,462
                                               ----------       -----------

       Net Sales                             $ 5,142,144       $ 2,009,363


         During the quarter, the Company's Italian distributor introduced on local Italian television a ten minute infomercial formulated for Italian audiences. The infomercial was developed and aired by the Company's distributor as a cost effective way to drive demand for REALM(R) products in the Italian market which has very fragmented retail distribution. The Middle Eastern markets are being supplied through two distributors and REALM products are available in fragrance boutiques throughout the Gulf States and Saudi Arabia. Demand for REALM products remained strong in the Caribbean.

         Gross margin was 72% for the second quarter of 1996 compared to 70% in the second quarter of 1995. Overall gross margins have increased as the Company has reduced costs on both in-line and promotional products. The Company has affected major reductions in its cost of goods structure due to changes in secondary packaging, new sourcing and manufacturing cost efficiencies. Future quarters may have a different gross margin depending on the demand for promotional products and the percentage of higher margin department store sales in comparison to sales through third party distributors. Gross margin in the second quarter of 1995 reflected the Company's previous overall higher cost of goods structure.

         Research and Development expenses for the second quarters of 1996 and 1995 were $78,269 and $83,461, respectively. These costs principally reflect payments and costs under the Company's contract with Pherin Corporation.

         Selling and marketing expenses increased to $3,171,093 (62% of sales) in the three months ended June 30, 1996 from $1,267,520 (63% of sales) in the period ended June 30, 1995. This dollar increase is the result of advertising and promotional activities to support sales in the additional retail doors the Company opened over the past periods. At the end of the second quarter of 1995, the Company had opened 241 retail doors in Bloomingdale's, Rich's/Lazarus and several divisions of Dillard's Department Stores. This compares to 948 doors at the end of the second quarter of 1996. The Company increased headcount in the sales and marketing area as the geographical scope of its distribution expanded. Increased costs in the sales and marketing area have been for radio advertising, in-store special events, product sampling, fragrance modeling and training for department store sales personnel.

         During the second quarter of 1996, the Company's distribution costs decreased. This is attributable to the fact that the Company brought this function in-house during 1996 and to the economies of scale in filling large department store orders as opposed to individual infomercial orders. During 1995, the Company was still selling through the infomercial and out-sourcing the fulfillment and distribution of these products. General and Administrative expenses have remained fairly flat between the two periods. The Company expects distribution and general and administrative expenses to increase over the next quarters due to expenses related to upgrading the Company's MIS resources, additional equipment and leasehold improvements required in the warehouse due to increased volume sales. The Company is currently involved in an ongoing project to convert all of its retail customer's order processing to Electronic Data Interface ("EDI"). This project will create additional costs for computer consultants and software, but the Company hopes to be able to access retail sales information from its customers to more timely and accurately determine consumer trends and buying patterns.

         Interest income was $206 and $36,469 for the second quarters of 1996 and 1995, respectively. The decrease in interest income was due to lower cash balances. The Company paid $1,023 in interest expense in the second quarter of 1996 on balances on its revolving bank line of credit. This compares to $0 interest expense in the second quarter of 1995.

Six Months ended June 30, 1996 as compared to the Six Months ended June 30, 1995

         Net sales for the six months ended June 30, 1996 were $9,193,002. This was a 194% increase over net sales of $3,121,960 for the first half of 1995. The Company attributes this increase to the expansion of its retail department and specialty store business in the US. During the first quarter of 1996, the Company opened the California market by introducing its REALM products in Macy's West. Two additional regional retailers, Burdines and Famous Barr, were also opened during this time period. Outside the US, the Company entered into distribution agreements for the Middle East and Mexican and Latin American duty free markets. The following table shows a comparison of first half net sales by Class of Trade:

     ----------------------------------------------------------------------
     Class of Trade                                 1996              1995
     ----------------------------------------------------------------------

     US Department Store/Retail              $ 8,619,982       $ 1,970,677
     US Infomercial                                    0           913,624
     Duty Free and International                 523,123           144,876
     Direct Marketing                             49,897            92,783
                                            ------------      ------------

       Net Sales                             $ 9,193,002       $ 3,121,960


         Gross margin for the second half of 1996 was 73% compared to 71% for the same period in 1995. This increase is the result of decreases in the Company's cost of goods structure. The Company has aggressively sought new suppliers and manufacturing processes in order to decrease the cost of its distinctive primary packaging. These changes have resulted in more competitively costed products. The Company has also created gift and promotional sets using cosmetic modifications of its signature bottles. The lower cost of these sets has allowed the Company to achieve targeted gross margins at the same time as providing a perceived value to the consumer.

         Research and Development expenses for the second half of 1996 and 1995 were $161,306 and $146,161, respectively and are principally comprised of payments under the Company's contract with Pherin Corporation.

         Selling and marketing expenses increased to $5,658,489 (62% of sales) in the six months ended June 30, 1996 from $2,191,530 (70% of sales) in the period ended June 30, 1995. Selling and marketing expenses have decreased as a percentage of sales as the Company's business shifted into repeat orders from existing retail partners. In 1995 the Company was mainly in a launch mode. On going expenses in the sales and marketing area are radio advertising and fragrance modeling to support local in-store promotions and to support the REALM brand in general, headcount and commissions. The Company's general and administrative expenses have remained fairly constant for the two periods, and distribution costs have decreased due to efficiencies gained from shipping large orders to retailers rather than single units to individuals.

         Interest income was $12,828 and $79,847 for the first half of 1996 and 1995, respectively. The decrease in interest income was due to lower cash balances. In 1996, the Company paid $2,459 in interest expense related to advances under its bank line of credit. During 1995, the Company had no interest expense.


LIQUIDITY

         At June 30, 1996, the Company had cash and cash equivalents equal to $747,373 and working capital of $3,792,467. Net cash used in operating activities was $1,023,468 for the six months ended June 30, 1996.

         On January 2, 1996, the Company repaid $500,000 of borrowings against its $2,000,000 line of credit. On March 13, 1996, the Company renegotiated its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California. The Company may borrow up to $3,500,000 at an interest rate equal to the bank's prime rate plus .5% with borrowings primarily secured by the Company's trade receivables and inventory. The agreement, which has a one year term, contains certain debt to equity and working capital covenants. There were no borrowings against the line of credit at June 30, 1996. Assuming the Company's activities proceed substantially as planned and if there are no new brand introductions, the Company's current cash, line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory, staffing, the purchase of improved distribution/financial software and hardware, product promotion and training and accounts receivable financing.

         If the Company fails to achieve significant revenues from its 1996 marketing efforts or if ongoing business proves to be more capital intensive than planned or if the Company elects to develop and launch a new brand, additional funding may be required. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its retail distribution and new product development. In such instance, funds would be needed for inventory build, accounts receivable financing and staffing purposes.

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         Registrant held its annual meeting of shareholders ( the "Annual Meeting") on May 15, 1996. At the Annual Meeting, the shareholders elected six directors, Bernard I. Grosser, MD, Claude Guilbaud, William P. Horgan, Helen C. Leong, Robert Marx and Michael V. Stern to serve until the next annual meeting and their successors are elected.

         The number of votes cast for, against or withheld, as well as the number of abstention and broker non-votes as to each director are set forth below:
                                                                   Broker
                              For        Against    Abstained     Non-Votes
                              ---        -------    ---------     ---------

Bernard I. Grosser, MD     8,462,015     14,200         0            0
Claude Guilbaud            8,462,015     14,200         0            0
William P. Horgan          8,462,015     14,200         0            0
Helen C. Leong             8,462,015     14,200         0            0
Robert Marx                8,457,015     19,200         0            0
Michael V. Stern           8,462,015     14,200         0            0

Item 6.  Exhibits and Reports on Form 8-K

         (a)  11 Statement Re: Computation of Per share Earnings (Loss)

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                       EROX CORPORATION
                                       Registrant




Date:  August 12, 1996                 /s/ William P. Horgan
                                       ---------------------------------------
                                                William P. Horgan
                                       President and Chief Executive Officer




Date:  August 12, 1996                 /s/ Maxine C. Harmatta
                                       ---------------------------------------
                                                Maxine C. Harmatta
                                       Vice President, Finance and Operations

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1996                 /s/ William P. Horgan
                                       ---------------------------------------
                                                William P. Horgan
                                       President and Chief Executive Officer




Date:  August 12, 1996                 /s/ Maxine C. Harmatta
                                       ---------------------------------------
                                                Maxine C. Harmatta
                                       Vice President, Finance and Operations