Form 10QSB
period 1996-09-30
EROX CORP
filed 1996-11-12
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934  (no fee required)



                         Commission file number 0-23544

                             EROX CORPORATION______
                 (Name of small business issuer in its charter)

                 California                                      94-3107202
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. employee
               or organization)                              Identification No.)


4034 Clipper Court, Fremont, California                            94538
---------------------------------------------                -------------------
(Address of principal executive offices)                         Zip code)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,041,905 shares of Common Stock as of October 31, 1996.



                                                                Total Pages:  13

                                EROX CORPORATION

                                      INDEX
                                                                            Page
                                                                            ----
PART I
FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Balance Sheets (Unaudited)
            as of September 30, 1996
            and December 31, 1995............................................  2

            Condensed Statements of Income (Unaudited)
            for the Three Months and Nine Months Ended
            September 30, 1996 and 1995......................................  3

            Statements of Cash Flows  (Unaudited)
            for the Nine Months
            Ended September 30, 1996 and 1995................................  4

            Notes to Condensed Financial Statements (Unaudited)..............  5

    Item 2. Management's Discussion and Analysis

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................  6

PART II
OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.................................  9

SIGNATURES................................................................... 10

                                     PART I
                              FINANCIAL INFORMATION



Item 1.  Financial Statements

                                EROX CORPORATION

                            Condensed Balance Sheets
                                   (Unaudited)


                                                                           September 30,    December 31,
                                                                               1996             1995
                                                                           ------------     ------------
Assets

Current assets:
  Cash and cash equivalents                                                $    982,436     $  2,186,828
  Accounts receivable, net of allowances of $55,934                           2,737,225        1,954,508
   and $128,324 in 1996 and 1995, respectively
  Inventory                                                                   3,404,318        1,799,728
  Other current assets                                                          128,596          168,785
                                                                           ------------     ------------
Total current assets                                                          7,252,575        6,109,849

Property and equipment, net                                                      75,138           78,214
                                                                           ------------     ------------
                                                                           $  7,327,713     $  6,188,063
                                                                           ============     ============

Liabilities and Shareholders' equity

Current liabilities:
  Accounts payable                                                         $  2,328,551     $    731,777
  Loan payable, bank                                                               --            500,000
  Other accrued expenses                                                        543,194        1,395,056
                                                                           ------------     ------------
Total current liabilities                                                     2,871,745        2,626,833

Commitments                                                                         --              --

Shareholders' equity:
  Convertible preferred stock, issuable in series, no par value,
    10,000,000 shares authorized, no shares issued and outstanding                  --              --
  Common stock, no par value, 40,000,000 shares authorized,
    10,041,905 and 9,911,972 shares issued and outstanding
    at September 30, 1996 and December 31, 1995, respectively                17,324,734       16,823,918
  Accumulated deficit                                                       (12,868,766)     (13,262,688)
                                                                           ------------     ------------
Total shareholders' equity                                                    4,455,968        3,561,230
                                                                           ------------     ------------
                                                                           $  7,327,713     $  6,188,063
                                                                           ============     ============

See accompanying notes.

                                EROX CORPORATION

                         Condensed Statements of Income
                                   (Unaudited)

                                            Three months ended September 30,   Nine months ended September 30,
                                            --------------------------------   -------------------------------
                                                   1996            1995               1996             1995
                                             -----------      ----------       ------------      -----------

Net sales                                    $ 4,472,682      $2,067,835       $ 13,665,684      $ 5,189,795
Cost of goods sold                             1,227,048         634,723          3,738,410        1,530,110
                                             -----------      ----------       ------------      -----------
Gross profit                                   3,245,634       1,433,112          9,927,274        3,659,685

Expenses:
   Research and development                      140,364          67,909            301,670          214,070
   Selling, general and administrative         2,875,166       1,727,881          9,247,882        4,780,642
                                             -----------      ----------       ------------      -----------
Total expenses                                 3,015,530       1,795,790          9,549,552        4,994,712
                                             -----------      ----------       ------------      -----------
Income (loss) from operations                    230,104        (362,678)           377,722       (1,335,027)

Interest income                                   11,266          20,963             24,094          100,810
Interest expense                                     522             --               2,981              --
Other income                                      14,193             --              15,820              --
                                             -----------      ----------       ------------      -----------
Income (loss) before taxes                       255,041        (341,715)           414,655       (1,234,217)

Income taxes                                      20,733             --              20,733              --
                                             -----------      ----------       ------------      -----------
Net income (loss)                            $   234,308      $ (341,715)      $    393,922      $(1,234,217)
                                             ===========      ==========       ============      ===========

Net income (loss) per share                  $      0.02      $    (0.03)      $       0.04      $     (0.13)
                                             ===========      ==========       ============      ===========
Shares used in calculation of net
   income (loss) per share                    10,624,096       9,853,439         10,459,904        9,852,467
                                             ===========      ==========       ============      ===========

See accompanying notes.

                                EROX CORPORATION

                            Statements of Cash Flows
                                   (Unaudited)


                                                               Nine months ended September 30,
                                                                  1996             1995
                                                             -----------        ----------

Cash Flows from Operating Activities
Net income (loss)                                            $   393,922       $(1,234,217)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                   82,296           129,708

  Changes in operating assets and liabilities:
    Accounts receivable                                         (782,717)       (1,099,436)
    Inventory                                                 (1,604,590)         (894,863)
    Other current assets                                          40,189            (1,804)
    Accounts payable and accrued liabilities                     744,912           699,586
                                                             -----------       -----------
Net cash used in operating activities                         (1,125,988)       (2,401,026)

Cash Flows from Investing Activities
Proceeds from maturity of held-to-maturity investments               --          3,461,735
Purchase of property and equipment                               (79,220)          (33,130)
                                                             -----------       -----------
Net cash provided by (used in) investing activities              (79,220)        3,428,605

Cash Flows from Financing Activities
Proceeds from issuance of common stock                           500,816            40,000
Proceeds from (payments on) bank borrowings                     (500,000)              --
                                                             -----------       -----------
Net cash provided by financing activities                            816            40,000

Net increase (decrease) in cash and cash equivalents          (1,204,392)        1,067,579
Cash and cash equivalents at beginning of the period           2,186,828           520,181
                                                             -----------       -----------
Cash and cash equivalents at end of the period               $   982,436       $ 1,587,760
                                                             ===========       ===========


See accompanying notes.

                                EROX Corporation

                     Notes to Condensed Financial Statements
                                   (Unaudited)

                               September 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Inventory

Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at September 30, 1996 consists of finished goods inventory valued at $923,551 work in process of $452,160 and raw materials of $2,028,607. At December 31, 1995, these balances were $352,313, $279,177 and $1,168,238, respectively.


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


Three Months ended September 30, 1996 as compared to the Three Months ended September 30, 1995

         Net sales for the third quarter of 1996 were $4,472,682 compared to $2,067,835 for the third quarter of 1995. This increase was due to the Company's continued expansion of its US retail presence and shipments to new international markets. During the third quarter of 1996, the Company opened several new regional chains: Carson Pirie Scott, Gayfers, J.B. White and Kaufmann's. These chains brought the total number of US department store doors to 1,075 and expanded the Company's retail presence to include regions of the United States not serviced by chains such as Dillards, Federated, and Dayton Hudson/Marshall Fields. In addition to these US chains, the Company expanded its presence internationally by opening 31 doors of the Eaton chain in Canada. This total of 1,106 compares to 355 US retail doors in the third quarter of 1995. The comparison of sales for these periods is as follows:

--------------------------------------------------------------------------------
Class of Trade                                             1996            1995
--------------------------------------------------------------------------------

  North American Department Store/Retail             $3,811,993      $1,905,163
  US Infomercial                                              0          33,972
  Duty Free and International                           643,917          92,798
  Direct Marketing                                       16,772          35,902
                                                      ---------       ----------

  Net Sales                                          $4,472,682      $2,067,835


         During the quarter, the Company's Italian distributor continued to market the Company's REALM(R) products through a ten minute infomercial formulated for Italian audiences. The Middle Eastern markets are supplied through two distributors and REALM products are available in fragrance boutiques throughout the Gulf States and Saudi Arabia. REALM products were introduced in the North American duty free markets during the third quarter of 1996.

         Gross margin was 73% for the third quarter of 1996 compared to 69% in the third quarter of 1995. Overall gross margins have increased as the Company has reduced costs on both in-line and promotional products. The Company has continued to pursue cost reductions by reviewing secondary packaging options, exploring new sourcing opportunities and exploiting manufacturing cost efficiencies. Future quarters may have a different gross margin depending on the demand for promotional products and the percentage of higher margin department store sales in comparison to sales through third party distributors. Gross margin in the third quarter of 1995, reflected the Company's previous overall higher cost of goods structure.

         Research and Development expenses for the third quarters of 1996 and 1995 were $140,364 and $67,909, respectively. During the third quarter of 1996, the Company increased spending on pheromone research and the development of a new fragrance line for women. During 1995, these costs were principally payments and costs under the Company's contract with Pherin Corporation.

         Selling and marketing expenses increased to $2,461,254 (55% of sales) in the three months ended September 30, 1996 from $1,340,686 (65% of sales) in the period ended September 30, 1995. This dollar increase was the result of advertising and promotional activities undertaken to support sales in the additional retail doors the Company opened in the current year. Headcount in the third quarter of 1996 expanded to include sales personnel for six regions covering all of the 48 contiguous states. In the same period in 1995, the company was only represented in three geographic regions. Other increased costs in the sales and marketing area were for radio advertising, in-store special events, product sampling, fragrance modeling and training for department store sales personnel. Distribution and general and administrative expenses for the period have remained fairly constant at $413,912 and $387,195 for 1996 and 1995, respectively.

         Interest income declined to $11,266 in the third quarter of 1996 from $20,963 for the same period in 1995. The decrease in interest income was due to lower cash balances.

         The Company's effective tax rate for the third quarter of 1996 was 8.1% which brings the effective tax rate for the first nine months of 1996 to 5%. The increase in the third quarter of 1996 is based upon projected profits for the entire year and takes into account utilization of net operating loss carry forwards.

Nine Months ended September 30, 1996 as compared to the Nine Months ended September 30, 1995

         Net sales for the nine months ended September 30, 1996 were $13,665,684. This was a 163% increase over net sales of $5,189,795 for the same period in 1995. This increase was due to the expansion of the Company's distribution into new geographic areas in the United States and internationally. One of the most significant changes in the Company's retailer base was the addition in 1996 of distribution in California. The launching of 91 doors of Federated Department Store's Macy's West chain was completed in 1996. In 1995, the Company's distribution was primarily located in the Southeast, Northeast and Southwest regions of the country. A total of 13 new retail chains with more than 500 doors have been added during 1996. Additionally, the Company entered into distribution agreements for the Middle East, Latin American and Caribbean duty free markets and launched the Realm product line in 31 doors of Eaton's department stores in Canada. The following table shows a comparison of fthe nine month's net sales by class of trade:

--------------------------------------------------------------------------------
Class of Trade                                            1996             1995
--------------------------------------------------------------------------------

  North American Department Store/Retail           $12,431,975       $3,875,838
  US Infomercial                                             0          947,596
  Duty Free and International                        1,167,039          237,675
  Direct Marketing                                      66,670          128,686
                                                    -----------       ----------

  Net Sales                                        $13,665,684       $5,189,795

         Gross margin increased to 73% from 70.5% for the first nine months of 1996 compared to the same period in 1995. This increase was the result of reductions in the Company's cost of goods structure. The Company has aggressively sought new suppliers and manufacturing processes in order to decrease the cost of its distinctive primary packaging. The Company has also created gift and promotional sets using cosmetic modifications of its signature bottles. The lower cost of these sets has allowed the Company to achieve targeted gross margins while providing a value to the consumer.

         Research and Development expenses increased 41% to $301,670 in the nine months ended September 30, 1996 as the Company pursued new pheromone research projects and began development on a new line of women's products for launch in 1997. In the same time period in 1995, $214,070 in costs were principally comprised of payments under the Company's contract with Pherin Corporation.

         As a percentage of sales, selling and marketing expenses decreased to 59% ($8,119,743) from 68% ($3,532,216) in the nine months ended September 30, 1996 and 1995. The Company attributes this decrease to broader distribution of its REALM fragrances. Penetration into additional chains has made it possible for the Company to leverage advertising expenses. The Company continued to use radio as its main method of advertising. Ongoing expenses in the sales and marketing area are employee staffing, commissions, radio advertising and fragrance modeling to support local in-store promotions and to support the REALM brand in general. The Company's general and administrative expenses decreased to $1,128,139 (8% of sales) from $1,248,426 (24% of sales) for 1996 and 1995, respectively, as distribution costs lowered due to efficiencies gained by bringing this function in-house and from shipping large orders to retailers rather than single units to individuals.

         Interest income was $24,094 and $100,810 for the first three quarters of 1996 and 1995, respectively. The decrease in interest income was due to lower cash balances. In 1996, the Company paid $2,981 in interest expense related to advances under its bank line of credit. During 1995, the Company had no interest expense.

         The Company's effective tax rate for the first nine months of 1996 was 5%. The increase in the third quarter of 1996 is based upon projected profits for the entire year and takes into account utilization of net opperating loss carry forwards.

LIQUIDITY

         At September 30, 1996, the Company had cash and cash equivalents equal to $982,436 and working capital of $4,380,830. Net cash used in operating activities was $1,125,988 for the nine months ended September 30, 1996. During 1996, the Company received $500,816 in cash from the exercise of stock options issued under the Company's Employee Stock Option Plan..

         On January 2, 1996, the Company repaid $500,000 of borrowings against its $2,000,000 line of credit. On March 13, 1996, the Company renegotiated its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California. The Company may borrow up to $3,500,000 at an interest rate equal to the bank's prime rate plus .5% with borrowings primarily secured by the Company's trade receivables and inventory. The renewable agreement, which has a one year term, contains certain debt to equity and working capital covenants. The Company has had discussions with its bank about further increasing its line of credit and received indications the bank would entertain such a request if made. There were no borrowings against the line of credit at September 30, 1996. During the third quarter of 1996, the Company was cash positive. Assuming the Company's activities proceed substantially as planned, there is no major change in the payment practices of the Company's major customers and the Company's line of credit is increased if requested, the Company's current cash, line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for staffing, the purchase of improved distribution/financial software and hardware, product promotion and training and for the supply of inventory and accounts receivable financing related to a new product launch.

         If the Company fails to achieve targeted revenues from its 1996 marketing efforts or if ongoing business proves to be more capital intensive than planned or if the Company is unable to obtain an increase in its line of credit if requested, additional funding may be required. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its retail distribution and new product development. While the Company may explore strategic alliances, and other ways to provide additional working capital, no assurances can be given that a strategic alliance would be realized or that additional financing would be available, or if available, could be consummated on terms acceptable to the Company.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 11-Statement Re: Computation of Per share Earnings (Loss)

         (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                      EROX CORPORATION
                                      Registrant




Date:  November 10, 1996              /s/ William P. Horgan
                                      ------------------------------------------
                                               William P. Horgan
                                      President and Chief Executive Officer




Date:  November 10, 1996              /s/ Maxine C. Harmatta
                                      ------------------------------------------
                                               Maxine C. Harmatta
                                      Vice President and Chief Financial Officer