Form 10KSB
period 1996-12-31
EROX CORP
filed 1997-03-26
CIK 878616

Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                   For the fiscal year ended December 31, 1996
                                             -----------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)


                         Commission file number 0-23544

                                EROX CORPORATION
                  -------------------------------------------
                 (Name of small business issuer in its charter)

            California                                       94-3107202
-----------------------------------------                 -------------------
(State or other jurisdiction of                           (I.R.S. employee
 incorporation or organization)                           Identification No.)

 4034 Clipper Court, Fremont, California                        94538
-----------------------------------------                 -------------------
(Address of principal executive offices)                      (Zip code)

                    Issuer's telephone number: (510) 226-6874
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                ----------------
                                (Title of class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year.   $20,323,028
                                                                     ----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $31,090,474 (1)
       ----------

(1) Excludes 1,743,573 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at March 1, 1997 based on a closing bid price on that day of $3.66 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,238,238

         Transitional Small Business Disclosure Format (check one):
                                                                Yes [ ] No [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following  document are  incorporated by reference into
Part III of this Form 10-KSB Report: the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders (the "Proxy Statement").

Item 1. Description of Business

Introduction

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company's plans for sales growth and expansion into new channels of trade, expectations of gross margin, expenses, new product introduction, and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described in "Risk Factors", below, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

         The Company, a California corporation, was founded in 1989 to develop and market innovative fine fragrances and other fragranced consumer products containing human pheromones as a component. The Company believes that human pheromone research funded by the Company presents an opportunity to create and market a new category of pheromone-based fragrances and related products.

         Pheromones are chemical substances known to stimulate species-specific biological responses in animals. For seven years, scientists and advisors engaged by EROX have studied the functions and characteristics of human pheromones. EROX believes this research has resulted in findings that have disproved earlier theories that humans do not perceive and respond to pheromones. Specifically, the Company has focused on:

     o   Identification,   isolation  and  synthetic   production  of  naturally
         occurring human pheromones;

     o Demonstration of the presence of the vomeronasal organ ("VNO") in the nasal passages of humans; and

     o   Elucidation  of  its  structure,   function,   and  response  to  human
         pheromones.

         The human pheromones included as a component of and as a fixative for the Company's fragrance products have been manufactured for the Company by Pherin Corporation. The manufacturing process for human pheromones begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process performed for the Company by Pherin at its laboratories in Salt Lake City, Utah. All the steps in the manufacturing process are standard chemical laboratory procedures; the manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

The EROX Technology

         Pheromones. People have long known that insects and animals communicate with one another through subtle, biochemical cues recognized and understood by other members of the same species. These biochemical signals warn of danger, indicate the presence of food, mark territorial boundaries and display sexual maturation or readiness. The biochemical messengers that deliver these communications are pheromones.

         Fragrances and Pheromones. Animal pheromones are well-known in the fragrance industry. Natural and synthetic equivalents of mammalian pheromones such as musk, civet and castoreum are found in many perfumes today. However, since pheromonal cues can trigger a response only by members of the same species, these animal pheromones have no specific effect on humans; instead, they act only as fixatives or carriers for the fragrance or as a component of the scent.

         A scent binds to smell receptors in the nose and stimulates a specific region of the brain resulting in the sensation of smell. A pheromone binds to separate receptors which are physically and functionally distinct from smell receptors. These pheromone receptors stimulate a region of the brain different from that stimulated by smell receptors. Since it is widely believed that traditional perfumes allure and intrigue the senses, an alliance between fine fragrances and pheromones seems quite natural. For a perfume to create a true pheromonal effect in humans, however, it must contain human pheromones. Thus, a fragrance
containing   human  pheromones  may  provide  more  allure  than  a  traditional fragrance.

         Scientists have observed that in higher species the influence of pheromones grows increasingly more subtle and complex. Not surprisingly, reactions to pheromones are the most subtle in human beings. While humans appear to have definite responses to pheromones, the research sponsored by EROX suggests that the highly developed human brain filters and masks those reactions. Rather than producing an isolated effect, as in lower level species, human pheromones act in concert with other sensory cues provided by odor, sight, taste, sound and touch to provide a cumulative influence.

         As a result of its sponsored research, the Company believes evidence has been developed that indicates that humans respond to human pheromones. EROX has also found that its human pheromones are sexually dimorphic: that is, some are more active in females while others show a higher level of activity in males. During the studies of human pheromones conducted by the Company, certain human subjects volunteered descriptions of their feelings. Women frequently described feeling comfortable or at ease, while a number of male subjects described a feeling of confidence and self-assurance. The Company continues to explore these naturally occurring substances in a variety of tests to increase its knowledge and understanding of their range of influence on human emotions and their application as components of fine fragrance products.

         The Vomeronasal Organ. Over the course of their work on human pheromones, scientists working on behalf of EROX believe they have made a further, important discovery concerning the VNO.

         The VNO consists of two tiny sensory organs -- one in each nasal passage. The VNO had been identified earlier in animal species, from reptiles to mammals, and has been known for some time to be a receptor for pheromones in animals. In humans, however, the VNO was assumed to be a non-functioning, vestigial remnant, rarely even present in modern-day men and women.

         EROX believes that research conducted on its behalf has invalidated that assumption; not only is the VNO present in all normal adults, it appears to be an active, functional receptor for human pheromones. This has allowed scientists engaged on behalf of EROX to track the activity of human pheromones by measuring the changes in the neuroelectric potential of the VNO's receptor cells caused by pheromones. To measure these changes in humans, a proprietary noninvasive method is utilized to measure the electrical response of the VNO in a way similar to how electrical responses of the heart are recorded by an electrocardiogram.

The EROX Products

         Products. The Company is currently marketing two fragrances, REALM(R) Women and REALM(R) Men. In 1995 the Company introduced an eau de parfum concentration of its women's fragrance and bath and body products for men and women which include a body lotion for women, an aftershave balm for men and bath and shower gels for both men and women. Also in 1995, the Company made available several "value sets". These sets include combinations of the Company's signature fragrance and reduced size versions of the bath and body products. As a special Holiday promotion, the Company produced a set which included a full size fragrance and a watch which used the EROX "sixth sense" graphic as a watch face. In 1996, the Company introduced a body talc, a body cream and a unique refillable, dripless roll-on applicator containing Realm eau de toilette for women and an antiperspirant/deodorant product for men. In addition, development work was completed on a new fragrance for women called inner REALM(TM). The fragrance was developed by Ann Gottlieb and contains a pheromone component other than the combined pheromone components in REALM Women and REALM Men.

         Research. Scientists working on behalf of EROX have identified and synthesized several naturally occurring human pheromones of interest. One combination of pheromones shows a measurable response in women and another a comparable response in men. EROX has also developed the capability to manufacture commercial quantities of these naturally occurring substances. EROX intends to continue basic pheromone research as applied to fragrances and ancillary products. Since its inception through December 31, 1996, the Company has incurred $3,265,277 in research and development related expenses.

Markets and Competition

         The Competitive Environment. The Company's fragrance products are intended to contain what the Company believes is a unique component: human pheromones. Consequently, EROX believes it will be able to differentiate its products from traditional fragrances. If such differentiation is successful, the Company's fragrances initially should have little direct competition in the marketplace, since the Company believes no other fragrance products containing human pheromones are currently marketed in the United States.

         Marketing Strategy. While new product launches in the fragrance industry frequently require considerable expenditures for promotional programs which attempt to establish product differentiation based upon imagery alone, EROX sought to develop a program in 1993, which was amended and augmented since that time, which followed a different approach -- one that relied on the human pheromone component in its fragrances for product differentiation. This marketing program was intended to:

     o develop both pre- and post-launch promotional programs, blending public relations and advertising to educate the trade and the consumer;

     o transition into a more traditional program using promotional materials that suggest the enhanced sensuality the wearer of the EROX fragrance may experience;

     o produce fragrances and ancillary products that are packaged in fine quality materials;

     o implement a fragrance product launch that initially used direct marketing, which is a nontraditional distribution method for fragrances, to attempt to ensure quality and clarity of the EROX message; thereafter, expanded into more conventional channels (department and specialty stores) based upon a series of predetermined criteria (e.g. location, image, promotional support); and

     o price the EROX fragrances at the high end of the fragrance market, to communicate the importance of their human pheromone component and differentiate the Company's products from traditional fragrance products.

         Promotional Activities. During 1993, the Company developed two fragrances, REALM Women and REALM Men, each presented in 50 Ml. and 5 Ml. sizes. As an introduction to planned roll-out of its fragrances in up-scale department and specialty stores, the Company began marketing its fragrances in the last four months of 1994 by airing a new one half hour infomercial. Test broadcasting commenced in August, 1994 and, as a result of favorable consumer response, television airings were increased during the last four months of the year.

         In addition, the Company developed a print advertising campaign, changed its secondary packaging (cartons, carton inserts, and the like) and attempted to reflect the theme "Awaken your Sixth Sense" in both the infomercial and print advertising.

         The infomercial was continued for the first six months of 1995, and the Company began to roll-out its fragrance products to a select group of upscale retailers. This retail launch was supported with 30 second advertising spots airing during "drive time" on local radio stations. These spots contained brief testimonial messages and invitations to consumers to purchase REALM at retailers in their area. The Company also began a full-scale education program aimed at educating the retailers of the scientific differentiation of its REALM products. This education process has included trainings attended by the local retail employees and hosted by the EROX sales force and Pherin research scientists. The Company feels these training sessions have been instrumental in providing the retailer's sales associates with the information to communicate the pheromone story to the retail customer.

         A considerable amount of interest has been generated from local television news stations. When the Company launches a new retailer or division of a retailer, local television stations are provided with a short video new release which contains product and scientific information. A majority of local television markets has provided news stories on the local REALM launches during their evening news broadcasts.

         Distribution. Direct response, telemarketing and direct mail order continued to be a part of the Company's direct marketing efforts during 1995. However, the Company experienced an anticipated decrease in the sales-to-advertising ratio generated from telemarketing efforts as the infomercial approached the end of its natural life span. Industry experience has been that infomercials have a life span of nine months to one year; at which time, the sales-to-advertising ratio may no longer generate acceptable revenue.

         The Company initiated retail distribution in 1994 with a holiday season launch in I. Magnin Inc.'s twelve specialty-department stores in the Western United States and their Holiday catalogue. Although the I. Magnin stores were closed prior to Christmas as part of the consolidation of stores by its new parent, Federated Department Stores, the Company was pleased that the REALM products supplied to I. Magnin sold out in all of the stores.

         Inserts containing scent strips for REALM Women and REALM Men fragrances were included in Neiman Marcus mail order catalogues and in Bloomingdales by Mail during the first quarter of 1995. Retail roll-out commenced with selected Bloomingdale's stores at the end of the first quarter of 1995, and the Company opened 7 additional retail accounts in the United States during the remainder of 1995. At the end of 1995, Realm fragrances were being sold through the Rich's/Lazarus and Bloomingdale's divisions of Federated Department Stores, all divisions of Dillard Department Stores, ZCMI, and Jacobson's. In addition, product was shipped to Macy's East, Jordan Marsh and Dayton Hudson/Marshall Fields for launch in January 1996. The Company's products were introduced in the remaining divisions of Federated Department Stores in 1996 including Burdine's, the Bon Marche and Macy's West, selected May Company units (including Lord & Taylor, Famous Barr, Kaufman's and Robinson May stores), the more upscale divisions of Dayton Hudson/Marshall Fields, Carson Pirie Scott, Mercantile Group, Proffitts and selected regional upscale department store chains. The Company intends to continue to expand its retail presence slightly by pursuing a small number of additional up-scale retail outlets during 1997. The Company believes that there are additional opportunities to increase its consumer base in the department stores in which REALM products are currently sold rather than attempt to expand its department store base by adding chains or stores that generally feature lower priced merchandise. inner REALM will be introduced in the same class of trade commencing in April 1997. Full roll-out to all customers currently selling classic REALM products is planned to be completed by the end of 1997.

         The Company signed a Distribution Agreement for the sale and marketing of its REALM products in Italy in 1995. Under the terms of the Distribution Agreement, the distributor guaranteed the Company a minimum level of sales for each of the next three years in order to retain exclusivity. The Company intends to continue to expand its distribution efforts in Europe, and to facilitate this process, the Company has opened a branch of its US corporation in France. In 1996, the Company signed an Agency Agreement for distribution of its products in selected Middle East markets including Saudi Arabia and the Gulf States. The Company is also interested in expanding the presence of its REALM products to other distributor markets outside the United States. In 1996, the Company sought to expand distribution in this geographical area by signing an Agency Agreement covering the distribution of its products on an in-market basis in several countries of Latin and South America.

         In 1995, the Company entered into an agreement with a duty free distributor for the sale of its REALM fragrances in the Caribbean and Latin and South America. This agreement gave the Company initial access to the duty free market. In 1996, the Company entered into an agreement with an additional duty free distributor for the sale of its REALM products in selected North American (primarily, the US borders with Canada and Mexico) duty free operations. The Company is very conscious of the fact that numerous brands of prestige fragrances have suffered immeasurable harm due to diversion by gray marketers. While realizing that certain levels of such diversion are inevitable, the Company hopes to curtail the risk of its REALM products being diverted back into the US by gray market discounters by selecting duty free partners who purchase realistic quantities for sale in the regions they service. Such partnership agreements are subject to cancellation if significant diversion occurs.

Patents and Other Intellectual Property

         In December  1993 and January  1994,  the Company  received  two United
States patents for non-therapeutic compositions of fragrances and human pheromones for use as components in perfumes and personal care products and consumer and industrial products such as clothing, air fresheners and paper products. European patents regarding these compositions have been filed and are pending. In 1995, patents were granted in Taiwan. EROX is also the exclusive licensee for non-therapeutic uses of pheromones in perfumes and consumer products under a royalty-free world-wide perpetual license to five United States patent applications covering pheromone technology owned by Pherin Corporation. This technology is also the subject of foreign patent applications. The Company also relies on trade secrets protection for confidential and proprietary information.

Regulation

         Unless the FDA extends its regulatory authority, regulation by governmental authorities in the United States and other countries is not expected to be a significant consideration in the sale of the Company's fragrance products and in its ongoing research and development activities. Under current regulations, the market introduction of the majority of non-medicated cosmetics products does not require prior formal registration or approval by the FDA, although this could change in the future. The cosmetic industry has established self-regulating procedures and most companies perform their own toxicity and consumer tests. Voluntary filings related to manufacturing facilities are made with the FDA. The Cosmetics

Division of the FDA, however, does monitor closely problems of safety, adulteration and labeling. In addition, if the FDA should determine that claims made by the Company for its fragrances involve the cure, mitigation or treatment of disease, the FDA could take regulatory action against the Company and its products.

         In addition, the United States Federal Trade Commission ("FTC") monitors product claims made in television commercials and print advertising to ensure that any claim can be substantiated. If the FTC believes that any advertising claim made by the Company with regard to the effect or benefit of its products is not substantiated by adequate data or research and the Company cannot support such claim, the FTC could also take regulatory action against the Company and its products.

Employees

         At March 1, 1997, the Company had twenty nine full-time employees. In addition, the Company retains consultants to provide advice in the areas of sales and marketing, public relations, product safety testing, regulatory compliance, MIS and product development and advertising. The Company also has access to scientific and professional consultants, who are retained directly by Pherin Corporation, and who undertake projects for the Company by virtue of the Company's agreement with Pherin. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees and consultants to be good.

Manufacturing

         The Company is dependent on third parties to manufacture its fragrance products. The Company has selected two essential oil companies, which provide fragrance products to the industry generally, to supply such compounds to EROX in accordance with proprietary formulas developed for the Company. The Company has agreements in place with suppliers for its fragrances and has been supplied with commercial quantities of the Company's products for sale to consumers. While the Company is responsible for blending the human pheromones with these fragrances, final bottling and packaging of the fragrance and ancillary product lines are performed by independent manufacturers. These manufacturers selected by EROX have extensive experience in blending, filling and packaging fragrance, cosmetic and related products, and have the capacity to satisfy the Company's manufacturing needs, at least for the foreseeable future. The Company believes that such manufacturing services are widely available to the fragrance industry at competitive prices and has identified additional contract manufacturing companies. In addition, commercial scale production has taken place for the Company's fragrance bottles and other components as well as tubes for the Company's ancillary products.

         The Company and Pherin are parties to an agreement under which Pherin will supply EROX with its reasonable requirements of human pheromones and will make available to EROX the basic manufacturing technology. At any time after January 31, 1996, rather than supply human pheromones to EROX, Pherin may instead elect to provide to the Company all manufacturing technology in its possession that it has not previously supplied to EROX. Because only small quantities of human pheromones, which can be produced in a laboratory environment, are required for its fragrance and ancillary products, the Company believes that the cost of establishing its own human pheromone manufacturing facility would not be material.

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         Competition: The prestige fragrance market is volatile and extremely competitive. Consumer preferences and demands can shift dramatically reflecting changes in fashion and current fads. There are numerous fragrance products which are better known than the products marketed by the Company. There are also many companies which have substantially greater resources than EROX and which have the ability to invest heavily in new product development and introduction. The Company can expect that its competitors will attempt to compete with the Company through the introduction of new products and promotion of existing products.

         In  addition,  the  product  life cycle of  fragrances  is  shortening.
Traditional fragrance companies now introduce a new fragrance every one to two years compared to every four to five years as in the past. This increase in competing fragrances makes it difficult for any one fragrance to hold the consumer's attention on a long term basis. Although the Company believes the inclusion of human pheromones as a component clearly differentiates its products, other fragrances are competing for space with the Company's products at both the store level and in print and media advertising.

         Marketing: The failure to establish and maintain the necessary sales or distribution channels could have a material adverse effect on the Company's business. Although the Company believes its marketing strategy is the most cost effective way to introduce its products, there can be no assurance that broader-scale retail launches will be successful. The Company cannot guarantee that retail outlets or catalogues will continue to carry the EROX products. If the current strategy is unsuccessful, marketing of the Company's products would require a new strategy and may require a significantly more expensive sales effort for which the Company may not have sufficient funds.

         Retail environment: Continued consolidation in the retail trade has led to the emergence of four major retail players who control the major share of the market. Federated Department Stores, The May Company, Dayton Hudson/Marshall Fields and Dillard Department Stores now comprise the majority of US upper end department stores. This consolidation could lead to price and promotional pressure and increased credit risk for the Company.

         Seasonality: Sales in the fragrance industry are generally seasonal, with generally higher sales in the second half of the calendar year as a result of increased demand for fragrance products in anticipation of and during the Christmas holiday season. The anticipated seasonality of the Company's sales could cause a significant variation in its quarterly operating results.

         Patent protection: There can be no assurance that any patent or patent application owned or controlled by the Company will continue to provide commercially significant protection of the Company's technology or ensure that the Company may not be determined to infringe valid patents of others. No assurance can be given that others will not independently develop substantially equivalent proprietary information or otherwise gain access to the Company's trade secrets or that the Company can meaningfully protect its technology, proprietary information or trade secrets.

         Attraction and retention of key employees: The success of the Company's future operations depends in large part on the Company's ability to recruit and retain key employees and consultants with research, product development and marketing experience, as well as other professionals who are in considerable demand. There can be no assurance that the Company will be successful in retaining or recruiting such key personnel.

         Dependence on third parties for manufacturing: The Company does not have facilities to manufacture its products and relies on Pherin to manufacture its pheromones and third parties to supply components and to blend, fill and package its fragrance products. The Company believes that such manufacturing services are the most effective method of producing its products. Contract fillers are used by the majority of the fragrance industry, and the Company has no current plans to set up its own filling facilities. However, as with any business that is not vertically integrated, the Company is unable to obtain or retain fragrance suppliers, component manufacturers or third party manufacturing on acceptable terms, it may not be able to obtain commercial quantities of its products, which would adversely affect results.

Item 2.  Description of Property

         The Company presently occupies approximately 8,780 square feet of office and warehousing space for its headquarters in Fremont, California, pursuant to a lease which expires on October 31, 1998, and which is cancelable by the Company after July 31, 1997 on 90 days written notice and by paying a $15,000 cancellation fee which may be waived under certain circumstances. The annual base rent will be approximately $75,336 and $62,780 for the 12 months ended December 31, 1997 and 1998, respectively. Total rent expense may be increased by the Company's proportional share of any escalation related to taxes, common area charges and outside maintenance incurred by the complex in which the facility is located. During the year ended December 31, 1996, the Company incurred $88,776 in rent expense and related charges for this facility.

Item 3.  Legal Proceedings

         On February 3, 1997, a purported class action lawsuit was filed against the Company in the Superior Court of Contra Costa County, California. The suit alleges that the Company's packaging is constructed to facilitate the perpetration of deception and fraud in that the outer container has substantial empty spaces in it. The complaint seeks unspecified damages and attorney's fees as well as other relief.

         The Company considers this action to be entirely without merit and intends to defend itself vigorously against these allegations.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the NASDAQ Small-Cap Market under the symbol EROX. As of March 1, 1997, there were approximately 325 holders of record of the Company's Common Stock. The Company believes that there is a significant number of beneficial owners of its Common Stock whose shares are held by nominees in "Street Name". Set forth below is the high and low bid information for the Company's Common Stock on the NASDAQ Small-Cap Market as reported in the Wall Street Journal during each of the four calendar quarters of 1995 and 1996.

                                             HIGH                      LOW
                                             ----                      ---
         1995
         ----
         First quarter                      $ 2.63                    $1.38
         Second quarter                     $ 2.56                    $1.38
         Third quarter                      $ 4.38                    $2.00
         Fourth quarter                     $ 4.38                    $2.58

         1996
         ----
         First quarter                      $ 4.13                    $2.50
         Second quarter                     $ 8.78                    $3.25
         Third quarter                      $10.13                    $4.63
         Fourth quarter                     $ 6.75                    $3.44

         These quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual sales.

         The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not plan to pay any cash dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Year ended December 31, 1996, compared with the year ended December 31, 1995.

         For the year ended December 31, 1996, the Company reported net sales of $20,323,028. This was a 126% increase over the prior year's net sales of $8,973,313. During 1996, the Company continued to expand its retail distribution and product line offerings. At the end of 1996, the Company's products were available in more than 1,350 US department store locations. This compared to 479 locations at the end of 1995. The additional doors opened during 1996 provided the Company with distribution into new metropolitan areas and expanded its customer base from three major chains in 1995 (Federated, Dillards and Dayton Hudson Fields) to include May Company, Mercantile Stores, Younkers, Elder Berman, Carson Pirie Scott, McRaes, Proffitts, ZCMI, Jacobsons and Parisian.

         In addition to increasing distribution in upscale department stores in the United States, the Company also expanded into duty free and a limited number of international markets. In the Spring of 1996, the Company began shipping to distributors in the Middle East. Several months later REALM(R) products were introduced in 32 doors of Eaton Department Stores in Canada. The Company added duty free stores in Mexico and selected border stores in the US and Canada. Overall, the Company increased its duty free and international business by 210% over 1995.

                  Net sales for the years 1996 and 1995 by class of trade were as follows:

                  Class of Trade:      1996 Net Sales       1995 Net Sales
                  --------------       --------------       --------------

                  Department Store      $18,768,303          $ 7,363,221
                  Infomercial                   -0-              966,276
                  Foreign                   900,209              378,061
                  Duty Free                 577,633               99,069
                  Direct Response            76,883              166,686
                                       --------------       -------------
                  Total Net Sales       $20,323,028          $ 8,973,313
                                       ==============       =============

         Gross margin increased two percentage points in 1996 to 73% from 71% in 1995 as the Company began to reap the benefits of several major cost cutting projects. First of these was the development of a new subcontractor to apply the red lacquer to the Company's signature 50ml bottles. For the first time, the automated application of colored lacquers to oblique angles of a bottle was successfully completed in commercial quantities. Following extensive testing and development work, the Company moved a major portion of its bottle decorating to this new subcontractor in early 1996, thereby increasing production capacity and reducing unit costs. In addition, the Company redesigned the most expensive component of the women's 50 ml package reducing costs significantly without changing the aesthetic feel or the function. These changes, coupled with a move to a one piece pump, lowered costs on the Company's red lacquered bottles by more than 30%. These cost savings made it possible to develop attractively priced sets of fragrance products while maintaining competitive gross margin levels.

         Due to different pricing structures, gross margins vary considerably between the Company's major classes of customers. Gross margins for duty free and international sales are significantly below those of department store sales. The Company does not consider this to be detrimental to overall profitability since additional selling and marketing dollars are not needed to support these non-US sales. All promotional expenditures are the contractual responsibility of the distributor.

         Research and development costs in 1996 increased to $473,420 from $288,051 in 1995 as the Company developed new fragrance items under its REALM Women and REALM Men fragrance lines and its new women's fragrance, inner Realm. In addition to payments to Pherin of $270,000 in 1996, the Company made expenditures for fragrance and primary and secondary packaging design and development and consumer and product testing. In 1996, four new items were introduced, a women's body cream and an after bath body talc, a men's antiperspirant/deodorant and the REALM Roulette. Included in R&D expenditures in 1996 are testing and development costs for these products. During 1996, the Company and scientists at Pherin developed a program of training and public relations to convey the scientific findings that differentiate this new fragrance. Payments to Pherin in 1995 under the Company's ongoing R&D agreement were $240,000.

         Selling, General and Administrative expenses increased to $13,088,248 in 1996 from $7,178,882 in 1995 mainly due to greater advertising, public relations and salary expenses as the Company continued to expand its retail presence and product lines. Despite the absolute increase in these expenses, at 64% of sales, SG&A expenses as a percentage of sales for 1996 were significantly lower than the 80% of sales reported for 1995. During 1996, the Company increased its marketing and advertising spending and added additional regional sales personnel to support the increased number of stores selling REALM fragrances. Advertising expenditures increased as the Company developed regional and national radio campaigns to promote existing products and introduce new line items. In 1996, the Company expended funds on fragrance modeling, sampling and promotional materials in over 1,350 retail doors compared to less than 500 in 1995.

         In 1996, the Company's distribution, materials and warehousing functions expanded to accommodate the growth of its retail sales. Additional warehousing capability and new employees were added to handle the increased workload. By the end of the year, the Company had successfully installed 90% of its retail department store customers on EDI (Electronic Data Interface) for all purchase orders. This has made it possible for the Company to process the increased volume of orders without adding proportional customer service staff. The basic growth in the volume of retail orders resulted in increased employee and supply expenses in 1996 as compared with the prior year.

         Interest income decreased to $20,612 in 1996 from $113,142 in 1995 due to lower cash and investment balances.

         The Company recorded a provision for income taxes in 1996 equal to 5% of pretax income. This represents federal and state alternative minimum taxes after utilizing the allowable amount of net operating loss carryforwards for the current year. There was no provision for income taxes in 1995 since the Company incurred a net operating loss in that year.

         Year ended December 31, 1995, compared with the year ended December 31, 1994

         Net sales of $8,973,313 for the year ended December 31, 1995 represented approximately an eight fold increase over sales of $1,087,124 for the year ended December 31, 1994. This increase was directly attributable to the retail roll-out of the Company's REALM fragrance products in department and specialty stores throughout the East, Midwest and Southwest principally through Dillard Department Stores and selected divisions of Federated Department Stores. In the second quarter of 1995, the Company discontinued the airing of its infomercial. During the first half of the year, revenues and expenses resulting from the infomercial were approaching a break-even point, and the Company made the decision not to compete with its growing family of retail partners by selling directly to consumers.

         In the third quarter of 1995, the Company expanded its retail presence, and by the end of the fourth quarter, Realm fragrances had been launched in 335 retail stores and been shipped to an additional 143 stores for launch in January 1996. At the end of 1995, the Company had secured distribution in Federated Department Stores' Bloomingdales, Rich's/Lazarus, Macy's East and South and Jordan Marsh divisions, Dillard Department stores, Dayton Hudson/Marshall Fields, ZCMI and Jacobsons. Catalogue placement was also made in the Holiday books of Bloomingdale's and Neiman Marcus catalogue divisions.

         Internationally in 1995, the Company opened a branch of its US corporation in France. Sales from the branch were exclusively to the Company's sole distributor in Italy. The branch is responsible for sales to European customers and also oversees the manufacture and logistics of primary packaging components manufactured in France. During the fourth quarter of 1995, the Company shipped its Realm fragrance line to a duty free distributor for distribution in the Caribbean.

         In 1994, net sales were mainly the result of the airing of the Company's revised infomercial. During the first seven months of 1994, sales of the Company's fragrances were generated from public relations and reorders from the airing of the original infomercial. In late August of 1994, the Company commenced airing its revised infomercial. Test results of this infomercial were in line with expectations and the Company continued its airing into early 1995. In the last quarter of 1994, the Company made its initial foray into retail distribution with sales to I. Magnin Company's twelve specialty stores and Christmas catalogue. While closure of the I. Magnin division was announced by its parent, Federated Department Stores in mid-November, Realm fragrances sold out in all of the stores prior to the Christmas shopping season. Sales by class of trade are detailed in the table below:

                  Class of Trade:    1995 Net Sales    1994 Net Sales
                  --------------     --------------    --------------

                  Department Store    $ 7,363,221       $    44,054
                  Infomercial             966,276           886,116
                  Foreign                 378,061             -
                  Duty Free                99,069             -
                  Direct Response         166,686           156,954
                                     -------------     -------------
                  Total Net Sales     $ 8,973,313       $ 1,087,124
                                     =============     =============

         The Company's gross profit increased to $6,370,764 in 1995 from $679,418 in 1994, representing in 1995 71% of net sales compared to 62.5% in 1994. This increase was primarily the result of higher sales volumes. During 1995, the Company reduced the cost of its 50ml products by more than 25%. The majority of this decrease was due to increased volumes and more competitive pricing obtained from a variety of suppliers. During 1994, the Company's sales did not justify large volume purchases, and as a result, per unit costs for its fragrances were significantly higher than in 1995. The Company has not experienced significant price increases over the past year from its major suppliers, but it expects to see base price increases in the future which it anticipates will be offset in part by price decreases resulting from higher unit volumes. Margins in the future could also be affected by the addition of sales to distributors. The addition of independent distributors could decrease the realized selling price to the Company and ultimately reduce the gross margin.

         Research and development costs in 1995 were essentially constant with 1994 levels, $288,051 and $273,711, respectively. This was mainly the result of the Company's research and development contract with Pherin Corporation. Payments to Pherin under this agreement were $240,000 and $272,000 in 1995 and 1994, respectively.

         Selling and General Administrative expenses increased to $7,178,882 in 1995 from $2,847,575 in 1994. This increase was mainly due to greater advertising, public relations and salary expenses as the Company commenced the retail roll-out of its products. During 1995, the Company purchased $638,200 in infomercial air time compared to $400,100 in 1994. In 1995, the Company invested in promotional expenditures such as scented inserts, radio advertising, catalogue inserts and fragrance modeling to promote the REALM brand and training during retail launches. Regional sales managers were added and testers and other sampling vehicles were provided to the Company's retail partners.

         In 1995, the Company added personnel to handle warehousing and distribution functions for its retail department and specialty store business. During 1994, the majority of these functions had been outsourced to a distribution fulfillment center who processed all sales from the Company's infomercial. In mid 1995, the Company moved this function in-house when the airing of the infomercial was terminated. The Company also invested in software and programming expenses and installed a basic EDI (Electronic Date Interface) system to receive customer purchase orders and send invoices. Shipping and delivery expenses also increased in 1995 as the Company began to ship testers, display and promotional items to retailers.

         Interest income decreased to $113,142 in 1995 from $216,683 in 1994 due to lower cash and investment balances.

                  Liquidity

         At December 31, 1996, the Company had cash and cash equivalents equal to $2,059,084 and working capital of $5,258,089. These balances at December 31, 1995 were $2,186,828 and $3,483,016, respectively. Net cash used in operating activities was $589,788, $2,334,656 and $2,169,349 for the years ended December 31, 1996, 1995 and 1994, respectively. This usage was offset in 1995 and 1994 by maturities of investments in the amounts of $3,461,788 and $1,000,376, respectively. At December 31, 1996, borrowings against the Company's $3,500,000 line of credit were $500,000. The Company repaid this balance on January 8, 1997. Assuming the Company's activities proceed substantially as planned, the Company's current cash, line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory, staffing, the purchase of improved distribution/financial software and hardware, product promotion and training and accounts receivable financing.

         Additional working capital may be required should the Company's continued expansion fail to generate anticipated consumer response levels. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its product and retail expansion. Funds would be needed for inventory build, accounts receivable financing and staffing purposes. If the Company fails to achieve significant revenues from its 1997 marketing efforts, or if retail expansion proves to be more capital intensive than planned, or if the Company's new product, inner Realm, does not meet sales projections, the Company may require additional funding.

         In February 1997, the Company renegotiated its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California ("the Bank"). On February 11, 1997, the Company signed a commitment letter with the Bank providing for an increased line of credit. The Company may borrow up to $6.0 million at an interest rate equal to the Bank's prime rate plus .25% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires in April 1998, contains certain debt-to-equity and working capital covenants.

Item 7.  Financial Statements

         See  the  Financial   Statements  listed  in  Item  13(a),   which  are
incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The executive officers of the Company and their ages as of March 1, 1997 are as follows:

            Name         Age                         Position
            ----         ---                         --------

   William P. Horgan     49      Chairman, Chief Executive Officer and Director

   Michael V. Stern      38      President and Director

   Maxine C. Harmatta    46      Vice President, Finance and Administration


William P. Horgan was appointed to the newly created post of Chairman of the Board in November 1996 after serving as President, Chief Executive Officer and Director since January 1994, when he joined the Company. From May 1992 to January 1994, he served as Chief Financial and Administrative Officer of Geobiotics, Inc., a biotechnology-based development stage company, and from January 1990 to May 1992, was employed by E.S. Jacobs and Company as Senior Vice President of Worlds of Wonder, Inc. From March 1988 to January 1990, he was Chief Financial Officer of Advanced Polymer Systems, Inc., a manufacturer and supplier of polymer based delivery systems for the ethical dermatology, OTC skin care and personal care markets. Prior thereto, he held various executive and management positions with CooperVision, Inc. and several affiliated companies, including President of its Revo, Inc. subsidiary.

Michael V. Stern was named President in November 1996. He had served as a Director since March 1993, and was appointed Vice President Sales and Marketing in February 1994. Prior to that, from February 1993 until February 1994 he was director of Marketing and Sales for Mc Guire Company, a division of Kohler Company. He also served as a management consultant for Carter, Hawley, Hale, a department store operation, from May 1992 until February 1993. From prior to 1989 until May 1992, Mr. Stern held various management positions with R.H. Macy in its California Division.

Maxine C. Harmatta was appointed Vice President, Finance and Administration in December 1996. She joined the Company in March 1994 and served as Vice President, Controller until January 1996 when she assumed responsibility for operations as Vice President, Finance and Operations. From July 1992 until February 1994, she was Controller for Revo, Inc., a manufacturer of performance and fashion eye wear. Ms. Harmatta was Controller of Easton Aluminum, Inc., a manufacturer and distributor of sporting goods and consumer products, from June 1986 until July 1992.

         The remainder of this item is incorporated by reference to the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders (the "Proxy Statement").

Item 10. Executive Compensation

         Incorporated by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

         Incorporated by reference to the Proxy Statement.


Item 13. Exhibits and Reports on Form 8-K

         (a)      Financial Statements.  The following are filed as a part of this report:
                                                                                                                   Page
                                                                                                                   ----
                  Report of Independent Auditors                                                                    F-1
                  Balance Sheets -- December 31, 1996 and 1995                                                      F-2
                  Statements of Operations -- Years Ended December 31, 1996, 1995 and 1994                          F-3
                  Statements of Shareholders' Equity -- Years ended December 31, 1996, 1995 and 1994                F-4
                  Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994                          F-5
                  Notes to Financial Statements                                                                     F-6

         (b)      Reports on form 8-K.  None.

         (c)      Exhibits.  The following exhibits are filed as part of this report:


         EXHIBIT
         NUMBER                     EXHIBIT TITLE
         ------                     -------------

             3.1           Copy of Registrant's Articles of Incorporation (1)
             3.2           Copy of Registrant's By-laws (1)
            10.1           Registrant's Stock Plan * (1)
            10.2           Research and Development Agreement between Registrant and Pherin dated
                                    July 1, 1992 (1)
            10.7           Technology Transfer Agreement between Registrant and Pherin dated
                                    August 23, 1991 (1)
            10.10          Registrant's Non-employee Directors Stock Option Plan * (2)
            10.12                   Standard  Industrial  Lease  -  Net  between
                                    Registrant  and  SCI  Limited  Partnership-I
                                    dated    September    29,   1995   for   the
                                    Registrant's California facility) (3)
            10.13          Amendment to Research and Development Agreement between Registrant and
                                    Pherin dated February 29, 1996  (3)
            10.14          Business Loan Agreement dated March 13, 1996  (3)
            11.0           Statement Re: Computation of Per share Earnings (Loss)                                  E-28
            23.1           Consent of Ernst & Young LLP, independent auditors                                      E-29
            27.01          Financial Data Schedule                                                                 E-30

(1) Filed as an exhibit with corresponding exhibit no. to Registrant's Registration Statement on Form SB-2 (Registration No. 33-52340) and incorporated herein by reference.

(2) Filed as an exhibit with corresponding exhibit no. to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1993.

(3) Filed as an exhibit with corresponding exhibit no. to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1995.

*        Management contract or compensatory plan

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, EROX Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on March 26, 1997.


                                EROX CORPORATION


                                By: /s/ William P. Horgan
                                   ---------------------------------

                                Name: William P. Horgan
                                     -------------------------------

                                Title: Chairman of the Board
                                      ------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed on behalf of EROX Corporation by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                          CAPACITY                      DATE
                  ---------                          --------                      ----

/s/ William P. Horgan                       Chief Executive Officer            March 26, 1997
--------------------------------------      and Director
William P. Horgan

/s/ Michael V. Stern                        President and Director             March 26, 1997
--------------------------------------
Michael V. Stern

/s/ Maxine C. Harmatta                      Vice President,                    March 26, 1997
--------------------------------------      Principal Financial and
Maxine C. Harmatta                          Accounting Officer


/s/ Bernard I. Grosser                      Director                           March 26, 1997
--------------------------------------
Bernard I. Grosser, MD


/s/ Helen C. Leong                          Director                           March 26, 1997
--------------------------------------
Helen C. Leong


/s/ Robert Marx                             Director                           March 26, 1997
--------------------------------------
Robert Marx


                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
EROX Corporation

         We have audited the accompanying balance sheets of EROX Corporation as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EROX Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                       Ernst & Young LLP


Palo Alto, California
February 5, 1997

                                EROX Corporation


                                 Balance Sheets

                                                                      December 31,   December 31,
                                                                         1996            1995
                                                                     ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                                          $  2,059,084    $  2,186,828
  Accounts receivable, net of allowances of $501,677                    2,813,135       1,954,508
   and $316,972 in 1996 and 1995, respectively
  Inventory                                                             2,906,517       1,799,728
  Other current assets                                                     74,414         168,785
                                                                     ------------    ------------
Total current assets                                                    7,853,150       6,109,849

Property and equipment, net                                                71,516          78,214
                                                                     ------------    ------------

                                                                     $  7,924,666    $  6,188,063
                                                                     ============    ============


Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                   $  1,218,741    $    731,777
  Loan payable, bank                                                      500,000         500,000
  Accrued advertising                                                     218,249         562,640
  Accrued compensation                                                    176,038          78,137
  Other accrued expenses                                                  482,033         754,279
                                                                     ------------    ------------
Total current liabilities                                               2,595,061       2,626,833

Commitments                                                                  --              --

Shareholders' Equity:
  Convertible preferred stock, issuable in series, no par value,
    10,000,000 shares authorized, no shares issued and outstanding           --              --
  Common stock, no par value, 40,000,000 shares authorized,
    10,156,905 shares issued and outstanding at December 31, 1996
    and 9,911,972 shares at December 31, 1995                          17,374,734      16,823,918
  Accumulated deficit                                                 (12,045,129)    (13,262,688)
                                                                     ------------    ------------
Total shareholders' equity                                              5,329,605       3,561,230
                                                                     ------------    ------------

                                                                     $  7,924,666    $  6,188,063
                                                                     ============    ============

See accompanying notes.

                                EROX Corporation

                            Statements of Operations
                                                                       Years ended December 31,
                                                            --------------------------------------------
                                                                1996            1995            1994
                                                            ------------    ------------    ------------

Net sales                                                   $ 20,323,028    $  8,973,313    $  1,087,124
Cost of goods sold                                             5,487,801       2,602,549         407,706
                                                            ------------    ------------    ------------

Gross profit                                                  14,835,227       6,370,764         679,418

Expenses:
   Research and development                                      473,420         288,051         273,711
   Selling, general and administrative                        13,088,248       7,178,882       2,847,575
                                                            ------------    ------------    ------------

Total expenses                                                13,561,668       7,466,933       3,121,286
                                                            ------------    ------------    ------------

Income (loss) from operations                                  1,273,559      (1,096,169)     (2,441,868)

Interest income                                                   20,612         113,142         216,683
Interest expense                                                  (7,879)           --              --
Other (expense)                                                   (4,651)           --            (7,701)
                                                            ------------    ------------    ------------

Income (loss) before taxes                                     1,281,641        (983,027)     (2,232,886)

Income taxes                                                      64,082            --              --

Net income (loss)                                           $  1,217,559    $   (983,027)   $ (2,232,886)
                                                            ============    ============    ============

Net income (loss) per share                                 $       0.12    $      (0.10)   $      (0.23)
                                                            ============    ============    ============

Shares used in calculation of net income (loss) per share     10,508,680       9,866,260       9,849,505
                                                            ============    ============    ============

See accompanying notes.

                                EROX Corporation

                       Statements of Shareholders' Equity

                                                                   Total
                                  Common         Accumulated    Shareholders'
                                  Stock           Deficit          Equity
                                ------------    ------------    ------------

Balances at December 31, 1993     16,687,918     (10,046,775)      6,641,143

Exercise of stock options for
   12,000 shares of common
   stock for cash                      6,000                           6,000
Net loss                                          (2,232,886)     (2,232,886)
                                ------------    ------------    ------------

Balances at December 31, 1994     16,693,918     (12,279,661)      4,414,257

Exercise of stock options for
   60,000 shares of common
   stock for cash                    130,000                         130,000
Net loss                                            (983,027)       (983,027)
                                ------------    ------------    ------------

Balances at December 31, 1995     16,823,918     (13,262,688)      3,561,230

Exercise of stock options for
   234,933 shares of common
   stock for cash                    530,816                         530,816
Exercise of warrants for
   10,000 shares of common
   stock for cash                     20,000                          20,000
Net income                                         1,217,559       1,217,559
                                ------------    ------------    ------------

Balances at December 31, 1996   $ 17,374,734    $(12,045,129)   $  5,329,605
                                ============    ============    ============


See accompanying notes.

                                EROX Corporation

                            Statements of Cash Flows
                                                                 Years ended December 31,
                                                             1996          1995           1994
                                                         -----------    -----------    -----------
Cash Flows from Operating Activities
Net income (loss)                                        $ 1,217,559    $  (983,027)   $(2,232,886)
Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
  Depreciation and amortization                               95,470        171,242        272,171
  Amortization of premium/discount on purchase of
     T Bills and Notes, net                                     --              (53)        (5,419)

  Changes in operating assets and liabilities:
    Accounts receivable                                     (858,627)    (1,813,108)       (89,187)
    Inventory                                             (1,106,789)      (993,585)      (374,241)
    Other current assets                                      94,371        (49,902)         3,915
    Accounts payable                                         486,964        392,857        242,586
    Accrued advertising                                     (344,391)       562,640           --
    Accrued compensation and other accrued expenses         (174,345)       378,280         13,712
                                                         -----------    -----------    -----------
Net cash used in operating activities                       (589,788)    (2,334,656)    (2,169,349)

Cash Flows from Investing Activities
Purchase of held-to-maturity investments                        --             --         (448,549)
Proceeds from maturity of held-to-maturity investments          --        3,461,788      1,000,376
Purchase of property and equipment                           (88,772)       (90,485)       (44,309)
Proceeds from sale of property and equipment                    --             --            8,294
                                                         -----------    -----------    -----------
Net cash provided by (used in) investing activities          (88,772)     3,371,303        515,812

Cash Flows from Financing Activities
Proceeds from bank borrowings                                   --          500,000           --
Proceeds from issuance of common stock                       550,816        130,000          6,000
                                                         -----------    -----------    -----------
Net cash provided by financing activities                    550,816        630,000          6,000

Net increase/(decrease) in cash and cash equivalents        (127,744)     1,666,647     (1,647,537)
Cash and cash equivalents at beginning of the year         2,186,828        520,181      2,167,718
                                                         -----------    -----------    -----------
Cash and cash equivalents at end of the year             $ 2,059,084    $ 2,186,828    $   520,181
                                                         ===========    ===========    ===========

See accompanying notes.

                                EROX Corporation

                          Notes to Financial Statements

                                December 31, 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         EROX Corporation (the "Company") was incorporated in the State of California in 1989. The Company is engaged in the research, development, manufacturing and marketing of fragrances containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994. The Company currently sells its REALM fragrance products through department and specialty stores across the United States and selected International markets.

Revenue Recognition

         Revenue is recorded at the time of merchandise shipment, net of provisions for returns. The majority of the Company's sales are to large, financially stable department store chains. During 1996, three customers comprised 34%, 21% and 15% of the Company's total sales. The Company's foreign sales approximated 4.4% and 4.2% of net sales during fiscal 1996 and 1995, respectively. Foreign currency transaction gains and losses are included in the results of operations and were immaterial for all periods presented.

Advertising Expense

         The cost of advertising is expensed as incurred. The Company incurred $4,447,061, $2,716,997, and $885,638 in advertising costs during 1996, 1995, and
1994, respectively.

Stock Based Compensation

         The Company grants stock options to employees and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants. In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company is continuing to account for its employee stock plans in accordance with the provisions of APB 25.

Net Income/Loss Per Share

         Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to stock options outstanding during the period. Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents relating to stock options are excluded from the net loss per share computation as their effect in antidilutive.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The inventory at December 31, 1996 consists of finished goods inventory valued at $1,188,882, work in process of $154,347 and raw materials of $1,563,288. At December 31, 1995, these balances were $352,313, $279,177 and
$1,168,238, respectively.

                                EROX Corporation

                          Notes to Financial Statements

                                December 31, 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

         The Company has reclassified certain prior year balances to conform with the current year's presentation.

Property and Equipment

         The Company's property and equipment, which consists of molds, computer hardware and software, and furniture and fixtures, are being depreciated on a straight-line basis over their estimated useful lives of up to three years.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                   Years ended December 31,
                                                   ------------------------
                                                     1996         1995
                                                   ---------    ---------
            Molds                                  $ 477,769    $ 437,972
            Computer hardware                         62,204       48,342
            Computer software                         87,394       81,091
            Furniture and other office equipment      71,171       42,361
                                                   ---------    ---------
                                                     698,538      609,766
                                                   ---------    ---------
            Less: Accumulated depreciation          (627,022)    (531,552)
                                                   ---------    ---------
                                                   $  71,516    $  78,214
                                                   =========    =========

3.       LOAN PAYABLE, BANK

         At December 31, 1996, there was a loan payable of $500,000 under the Company's Line of Credit with Mid-Peninsula Bank. Under the terms of this agreement the Company may borrow up to 75% of allowable accounts receivable as defined. The interest rate on borrowings is the bank's prime rate plus 0.50%. Borrowings are secured by the Company's accounts receivables and inventories, and the agreement will expire April 15, 1997. The Company repaid all borrowings on January 8, 1997. See Note 9.

4.       COMMITMENTS

         Effective September 29, 1995, the Company entered into a lease arrangement for office space in Fremont, California until October 31, 1998. The annual base rent will be approximately $75,336 and $62,780 for the years ended December 31, 1997 and 1998, respectively. The lease also provides for payments related to taxes, common area charges and outside maintenance. Total rental expense was $88,776, $68,168 and $76,285 for the years ended December 31, 1996, 1995 and 1994, respectively.

5.       SHAREHOLDERS' EQUITY

Warrants

         In connection with its initial public offering, the Company issued a warrant to purchase 10,000 shares of the Company's common stock at an exercise price of $4.00 per share. In June 1994, this warrant was exchanged for a warrant

                                EROX Corporation

                          Notes to Financial Statements

                                December 31, 1996

5.       SHAREHOLDERS' EQUITY (continued)

to purchase 10,000 shares of common stock at an exercise price of $2.00 per share and an expiration date of January 1996. In 1996, the expiration date of this warrant was extended to June 1998. This warrant was exercised in 1996.

Stock Plan

         In 1990, the Company adopted a stock option plan (the "Plan"), which is administered by the Compensation and Stock Option Committee of the Board of Directors. The maximum number of shares that may be issued under the Plan is 2,125,000. Terms and conditions of stock options are set by the Board of Directors. Options may be granted at the fair value at the date of the grant as determined by the Board of Directors. Options for a holder of more than 10% of the voting stock of the Company may be granted at not less than 110% of fair market value. Options have a maximum term of ten years, or shorter period set forth in the option agreement, and generally vest over a four year period unless otherwise specified. Options granted to a shareholder with 10% or more of the voting stock of the Company have a maximum term of five years.

         A summary of the option activity under the Plan is as follows:

                                                                       WEIGHTED
                                          SHARES                        AVERAGE
                                          UNDER       OPTION PRICE     EXERCISE
                                          OPTION       PER SHARE        PRICE
                                          ------       ---------        -----

         Balance, December 31, 1993      1,325,534    $ .50 - $6.00     $2.38
                  Options granted          447,000    $1.53 - $2.25     $1.84
                  Options canceled      (1,123,534)   $1.00 - $6.00     $2.42
                  Options exercised        (12,000)       $.50          $ .50
                                        ----------

         Balance, December 31, 1994        637,000    $1.53 - $2.25     $1.98
                  Options granted          219,000    $1.38 - $3.72     $2.02
                  Options exercised        (60,000)   $2.00 - $2.25     $2.17
                                        ----------

         Balance, December 31, 1995        796,000    $1.38 - $3.72     $1.97
                  Options granted          498,600    $2.94 - $7.91     $4.95
                  Options exercised       (234,933)   $1.56 - $4.00     $2.26
                  Options canceled          (8,167)   $1.53 - $3.72     $3.54
                                        ----------

         Balance, December 31, 1996      1,051,500    $1.38 - $7.91     $3.16

At December 31, 1996, a total of 350,567 shares of the Company's common stock were reserved for future grants under the Plan, and options to purchase 459,923 shares were exercisable.

Non-Employee Directors' Stock Option Plan

         In June 1993, the Company's Board of Directors adopted, subject to shareholder approval, a Non-Employee Directors' Stock Option Plan covering a total of 275,000 shares of common stock, which provides for a one-time automatic grant of options to purchase 25,000 shares of common stock and annual grants thereafter of options to purchase 10,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant. The shareholders of the Company approved the Non-Employee Directors' Stock Option Plan in June 1994.

                                EROX Corporation

                          Notes to Financial Statements

                                December 31, 1996

5.       SHAREHOLDERS' EQUITY (continued)

         The stock option activity under the Plan was as follows:

                                                                       WEIGHTED
                                          SHARES                        AVERAGE
                                          UNDER       OPTION PRICE     EXERCISE
                                          OPTION       PER SHARE        PRICE
                                          ------       ---------        -----

         Balance, December 31, 1993      60,000         $4.00           $4.00
                  Options granted        55,000      $1.64 - $2.00      $1.84
                                       ----------
         Balance, December 31, 1994     115,000      $1.64 - $4.00      $2.97
                  Options granted        40,000         $2.20           $2.20
                                       ----------
         Balance, December 31, 1995     155,000      $1.64 - $4.00      $2.77
                  Options granted        40,000         $7.88           $7.88
                                       ----------
         Balance, December 31, 1996     195,000      $1.64 - $7.88      $3.82

         At December 31, 1996, a total of 80,000 shares of the Company's common stock were reserved for future grants under the Plan, and options to purchase 174,996 shares were exercisable.

Stock Compensation

         The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                                 OPTION GRANTS    OPTION GRANTS
                                                    1996               1995
                                                    ----               ----

Risk-Free Interest Rates                        4.95%  to 6.50%  5.82%  to 7.09%
Dividend Yield                                      -0-                -0-
Volatility factor of the
    Company's common stock                           .88                .88
Weighted average expected life
    beyond each respective vesting period          1 year             1 year

         The weighted average fair value of options granted during 1995 and 1996 was $.87 and $2.60, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                EROX Corporation

                          Notes to Financial Statements

                                December 31, 1996

5.       SHAREHOLDERS' EQUITY (continued)

Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated:

                                              1996                    1995
                                              ----                    ----

Pro forma net income/(loss)               $    719,981           $(1,146,808)
Pro forma income/(loss) per share         $        .07           $      (.12)

         Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998. The following table summarizes information about stock options outstanding at December 31, 1996:

                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                ----------------------------------------  ----------------------
                                  WEIGHTED
                                   AVERAGE      WEIGHTED               WEIGHTED
 RANGE OF         NUMBER          REMAINING     AVERAGE     NUMBER     AVERAGE
 EXERCISE       OUTSTANDING      CONTRACTUAL    EXERCISE  EXERCISABLE  EXERCISE
  PRICES        AT 12/31/96         LIFE         PRICE    AT 12/31/96   PRICE
  ------        -----------      -----------    --------  -----------  --------
$1.38 to $1.64    334,833           4.2          $1.52      245,206     $1.54
$2.00 to $2.94    435,167           4.3          $2.26      309,467     $2.09
$3.13 to $4.84    257,000           5.9          $4.45       60,250     $4.00
$5.94 to $7.91    219,500           6.3          $6.52       19,996     $7.88
                -----------                                --------
$1.38 to $7.91  1,246,500           5.0          $3.26      634,919     $2.24
                ===========                                =========

6.       RELATED PARTY TRANSACTIONS

         In July 1992, the Company entered into a consulting agreement for financial, technical and research and development advisory services, with a shareholder/former president of the Company, which required monthly payments of $4,333. During 1996, 1995 and 1994, the Company made payments of $52,000 per year. The current term of this agreement expires July 1997 and may be canceled by either party with 30 days prior notice.

         On February 29, 1996, the Company renewed a research and development agreement with Pherin Corporation ("Pherin"), a company related by common shareholders, whereby Pherin supplies EROX with its required synthesized human pheromones and also provides to EROX research and development and scientific public relations services. This renewal expires on March 1, 1998. The total expense incurred pursuant to the Company's research and development agreement with Pherin Corporation during the fiscal years ended December 31, 1996, 1995, and 1994 was $270,000, $240,000 and $272,000 respectively.

7.       INCOME TAXES

         The provision for taxes consists for the year ended December 31, 1996, of the following:

         Current:
                  Federal         $24,903
                  State            39,179
                                  -------
                                  $64,082
                                  =======

There was no provision for income taxes for the years ended December 31, 1995 or 1994 since the Company incurred a net operating loss in those years.

                                EROX Corporation

                          Notes to Financial Statements

                                December 31, 1996

7.       INCOME TAXES (continued)

         The Company's effective income tax provision for the year ended December 31, 1996 differs from the statutory federal income tax rate of 34% due to the following:

         Expected tax provision at federal statutory rate     $ 423,345
         State Taxes                                             39,179
         Benefit of net operating loss carryforward            (398,442)
                                                              ---------
         Provision for income taxes                           $  64,082
                                                              =========

         At December 31, 1996, the Company had net operating loss carryforwards of approximately $8,700,000. The Company also had federal research and development tax carryforwards of approximately $170,000. The net operating loss and credit carryforwards will expire between 2004 and 2011.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

         Deferred tax asset:                     1996             1995
                                                 ----             ----

Net operating loss carryforward               $ 3,030,000    $ 3,500,000
Research credit carryforward                      170,000        150,000
Other                                             510,000        450,000
Valuation allowance for deferred tax assets    (3,710,000)    (4,100,000)
                                              -----------    -----------
                                              $      --      $       --
                                              ===========    ===========

         Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance decreased in 1996 by $390,000 and increased by $1,100,000 in 1995.

8.       LITIGATION

         The Company is subject to a legal claim arising out of the ordinary course of business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending action, will not materially affect the financial position, results of operations or liquidity of the Company. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome was to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on the Company's results of operations as a result of defense costs, diversion of management resources, and other factors.

9.       SUBSEQUENT EVENT (unaudited)

         On February 20, 1997, the Company renegotiated its Business Loan Agreement with Mid Peninsula Bank of Palo Alto, California. The Company may borrow up to $6.0 million at an interest rate equal to the bank's prime rate plus .25% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on April 1, 1998, contains certain debt-to-equity and working capital covenants.