Form 10QSB
period 1997-03-31
EROX CORP
filed 1997-05-15
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997
                                            --------------

             [   ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934  (no fee required)



                         Commission file number 0-23544
                                                -------

                                EROX CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           California                                        94-3107202
---------------------------------------                   --------------------
 (State or other jurisdiction of                           (I.R.S. employee
  incorporation or organization)                          Identification No.)



4034 Clipper Court, Fremont, California                         94538
---------------------------------------                   --------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,288,238 shares of Common Stock as of May 5, 1997.

                                                                 Total Pages: 26

                                EROX CORPORATION

                                      INDEX
                                                                            Page
                                                                            ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Condensed Balance Sheets (Unaudited)
                  as of March 31, 1997
                  and December 31, 1996...................................... 2

                  Statements of Income (Unaudited)
                  for the Three Months Ended
                  March 31, 1997 and 1996.................................... 3

                  Condensed Statements of Cash Flows
                  (Unaudited) for the Three Months
                  Ended March 31, 1997 and 1996.............................. 4

                  Notes to Condensed Financial Statements (Unaudited)........ 5

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 6

PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................ 8

SIGNATURES................................................................... 9

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                                EROX Corporation

                            Condensed Balance Sheets
                                  (unaudited)
                                                                      March 31,      December 31,
                                                                        1997             1996
                                                                     ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                                          $       --      $  2,059,084
  Accounts receivable, net of allowances of $307,730                    4,490,948       2,813,135
   and $501,677 in 1997 and 1996, respectively
  Inventory                                                             4,509,274       2,906,517
  Other current assets                                                    459,476          74,414
                                                                     ------------    ------------
Total current assets                                                    9,459,698       7,853,150

Property and equipment, net                                               143,474          71,516
                                                                     ------------    ------------

                                                                     $  9,603,172    $  7,924,666
                                                                     ============    ============


Liabilities and Shareholders' equity

Current liabilities:
  Accounts payable                                                   $  1,363,942    $  1,218,741
  Loan payable, bank                                                      942,378         500,000
  Accrued advertising                                                     343,184         218,249
  Accrued compensation                                                     79,845         176,038
  Other accrued expenses                                                1,170,496         482,033
                                                                     ------------    ------------
Total current liabilities                                               3,899,845       2,595,061

Commitments                                                                  --              --

Shareholders' equity:
  Convertible preferred stock, issuable in series, no par value,
    10,000,000 shares authorized, no shares issued and outstanding           --              --
  Common stock, no par value, 40,000,000 shares authorized,
    10,238,238 shares issued and outstanding at March 31, 1997
    and 10,156,905 shares at December 31, 1996                         17,558,773      17,374,734
  Accumulated deficit                                                 (11,855,446)    (12,045,129)
                                                                     ------------    ------------
Total shareholders' equity                                              5,703,327       5,329,605
                                                                     ------------    ------------

                                                                     $  9,603,172    $  7,924,666
                                                                     ============    ============

See accompanying notes.

                                EROX Corporation

                              Statements of Income
                                  (unaudited)



                                                  Three months ended March 31,
                                                 -------------------------------
                                                     1997              1996
                                                 ------------      ------------

Net sales                                        $  5,096,289      $  4,050,857
Cost of goods sold                                    907,686         1,059,841
                                                 ------------      ------------

Gross profit                                        4,188,603         2,991,016

Expenses:
   Research and development                            91,770            83,037
   Selling, general and administrative              3,907,278         2,857,157
                                                 ------------      ------------

Total expenses                                      3,999,048         2,940,194
                                                 ------------      ------------

Income from operations                                189,555            50,822

Interest income                                        11,980            10,603
Interest expense                                       (2,543)             --
Other income (expense)                                  1,474            (1,414)
                                                 ------------      ------------

Income before taxes                                   200,466            60,011

Provision for income taxes                             10,783              --
                                                 ------------      ------------

Net income                                       $    189,683      $     60,011
                                                 ============      ============

Net income per share                             $       0.02      $       0.01
                                                 ============      ============

Shares used in calculation of net
      income per share                             10,577,397        10,300,187
                                                 ------------      ------------


See accompanying notes.

                                EROX Corporation


                            Statements of Cash Flows
                                  (unaudited)

                                                    Three months ended March 31,
                                                         1997           1996
                                                     -----------    -----------
Cash Flows from Operating Activities

Net income                                           $   189,683    $    60,011
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation                                            15,296         23,902

  Changes in operating assets and liabilities:
    Accounts receivable                               (1,677,813)      (796,745)
    Inventory                                         (1,602,757)      (935,046)
    Other current assets                                (385,062)        32,779
    Accounts payable and accrued liabilities             862,406        731,329
                                                     -----------    -----------
Net cash used in operating activities                 (2,598,247)      (883,770)

Cash Flows from Investing Activities
 Purchase of property and equipment                      (87,254)        (3,970)
                                                     -----------    -----------
Net cash (used in) investing activities                  (87,254)        (3,970)

Cash Flows from Financing Activities
 Net proceeds from (payments on) bank borrowings         442,378       (500,000)
 Proceeds from issuance of common stock                  184,039           --
                                                     -----------    -----------
Net cash provided by (used in) financing activities      626,417       (500,000)

Net (decrease) in cash and cash equivalents           (2,059,084)    (1,387,740)
Cash and cash equivalents at beginning of
  the quarter                                          2,059,084      2,186,828
                                                     -----------    -----------
Cash and cash equivalents at end of the quarter      $         0    $   799,088
                                                     ===========    ===========

See accompanying notes.

                                EROX Corporation

                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                 March 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Inventory

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at March 31, 1997 consists of finished goods inventory valued at $2,095,700, work in process of $388,797 and raw materials of $2,024,777. At December 31, 1996, these balances were $1,188,882, $154,347 and
$1,563,288, respectively.

Net Income Per Share

         Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares attributable to stock options outstanding during the period.

Accounting Pronouncements

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no impact on primary earnings per share of the three months ended March 31, 1996 or March 31, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

         The major U.S. retailers are also moving away from the traditional service oriented environment toward one that is based on "value pricing" and self service. This change in emphasis away from trained sales personnel and retailer support of manufacturers products has created an environment that values "newness" and price above quality and value. In light of these changes in the retail environment, the Company may find it necessary to seek alternate channels of distribution to sell their products.

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

         Dependence on third parties for manufacturing: The Company does not have facilities to manufacture its products and relies on Pherin to manufacture its pheromones and third parties to supply components and to blend, fill and package its fragrance products. The Company believes that such manufacturing services are the most effective method of producing its products. Contract fillers are used by the majority of the fragrance industry, and the Company has no current plans to set up its own filling facilities. However, as with any business that is not vertically integrated, if the Company is unable to obtain or retain fragrance suppliers, component manufacturers or third party manufacturing on acceptable terms, it may not be able to obtain commercial quantities of its products, which would adversely affect results.

Results of Operations

Three Months ended March 31, 1997 as compared to the Three Months ended March 31, 1996

         During the first quarter of 1997, the Company reported net sales of $5,096,289 compared to $4,050,857 for the first quarter of 1996. This increase was due to the launch of the Company's most recent pheromone based fragrance, inner Realm. Net sales of inner Realm were $2,240,000 during the first three months of 1997. Orders not related to new product launch or initial store openings were $2,856,000 and $2,342,000 in the first quarter of 1997 and 1996, respectively. In the prior year's quarter new store openings accounted for $1,709,000 in sales.

--------------------------------------------------------------------------------
Class of Trade                                            1997         1996
--------------------------------------------------------------------------------

U.S. Department Store/Retail                        $4,747,111   $3,945,704
Duty Free and International                            344,188       76,002
Direct Marketing                                         4,990       29,151
                                                    ----------   ----------

Net Sales                                           $5,096,289   $4,050,857

       Gross margin increased to 82% in the first quarter of 1997 from 74% in the first quarter of 1996. This increase was due to the mix of product lines between inner Realm and Realm Women and Realm Men. inner Realm has a higher gross margin than Realm Women and Realm Men due to a significantly lower cost of goods for the primary packaging. During the first quarter of 1997, the Company also sold fewer numbers of promotional sets than during the same period in 1996. During 1996, the Company sold promotional sets to support the launch of its Realm Women and Realm Men in several department store chains. Future quarters may have a different gross margin depending on the demand for promotional products and the percentage of higher margin inner Realm sales in relation to sales for Realm Women and Realm Men.

         Research and Development expenses for the first quarters of 1997 and 1996 were $91,770 and $83,037, respectively. These costs principally reflect payments and costs under the Company's contract with Pherin Corporation.

         Selling and marketing expenses remained constant at 61% of sales for the three months ended March 31, 1997 and 1996. Expenses in 1997 were mainly for the support of the launch of inner Realm, while 1996 expenses related to the launch of Realm Women and Realm Men in new department store chains. General and Administrative expenses increased in 1997 as the Company spent funds on personnel and infrastructure to support future growth. The Company incurred incremental expenses in connection with new line items (local print advertising campaigns, scented catalogue inserts and sampling devises, radio advertising, fragrance modeling and promotional products), innovative value set packaging and pheromone product development. During 1996, the Company incurred advertising costs for local print advertising campaigns, scented catalogue inserts and sampling devises, sales staff to support efforts in department and specialty store chains, radio advertising, fragrance modeling and promotional products.

         Interest income was $11,980 and $10,603 for the first quarter of 1997 and 1996, respectively. During the quarter ended March 31, the Company incurred interest expense related to its line of credit in the amount of $2,543.

         The Company's effective tax rate for the first quarter of 1997 was 5%. This was based upon projected profits for the entire year taking into account utilization of net operating loss carry forwards.


LIQUIDITY

         At March 31, 1997, the Company had borrowed $942,378 against its $6.0 million line of credit. Working capital was $5,559,853. At March 31, 1996, the Company had cash balances of $799,088 and working capital of $3,562,959. For the first quarter of 1997, net cash used in operating activities was $2,598,247 compared to $883,770 for the prior year's quarter. Assuming the Company's activities proceed substantially as planned, the Company's line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory, staffing, product development, promotion and training and accounts receivable financing.

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

         On March 28, 1997, the Company signed a renegotiated loan agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for an increased line of credit. The Company may borrow up to $6.0 million at an interest rate equal to the Bank's prime rate plus .25% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires in April, 1998, contains certain debt-to-equity and working capital covenants. There are no charges for any unused portions of the line.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 10.14 Business Loan Agreement
                dated April 1, 1997                                       E- 11
              Exhibit 11-Statement re: Computation of
                Per share Earnings                                        E- 22
              Exhibit 27.01-Financial Data Schedule                       E- 23

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                      EROX CORPORATION
                                      Registrant




Date:  May 15, 1997                   /s/ William P. Horgan
                                      ------------------------------------------
                                               William P. Horgan
                                      Chairman and Chief Executive Officer




Date:  May 15, 1997                   /s/ Maxine C. Harmatta
                                      ------------------------------------------
                                               Maxine C. Harmatta
                                      Vice President, Finance and Administration