Form 10QSB
period 1997-06-30
EROX CORP
filed 1997-08-14
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)


                         Commission file number 0-23544

                                EROX CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

        California                                            94-3107202
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. employee
incorporation or organization)                            Identification No.)


4034 Clipper Court, Fremont, California                         94538
---------------------------------------                       ----------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,289,488 shares of Common Stock as of July 31, 1997.

                                                                 Total Pages: 26

                                EROX CORPORATION

                                      INDEX
                                                                            Page
PART I
FINANCIAL INFORMATION

   Item 1. Financial Statements

          Condensed Balance Sheets (Unaudited)
          as of June 30, 1997
          and December 31, 1996...............................................2

          Statements of Operations (Unaudited)
          for the Three Months and Six Months Ended
          June 30, 1997 and 1996..............................................3

          Statements of Cash Flows  (Unaudited)
          for the Six Months
          Ended June 30, 1997 and
          1996................................................................4

          Notes to Condensed Financial Statements
          (Unaudited).........................................................5

   Item 2. Management's Discussion and Analysis

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................6

PART II
OTHER INFORMATION

   Item 4. Submission of Matters to Vote of Security Holders..................9

   Item 6. Exhibits and Reports on Form 8-K...................................9

SIGNATURES...................................................................10

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                          EROX Corporation

                                               Notes to Condensed Financial Statements
                                                             (Unaudited)
                                                                                                  June 30,              December 31,
                                                                                                    1997                    1996
                                                                                                ------------           ------------
Assets

Current assets:
  Cash and cash equivalents                                                                     $      7,886           $  2,059,084
  Accounts receivable, net of allowances of $541,383                                               2,363,899              2,813,135
   and $501,677 in 1997 and 1996, respectively
  Inventory                                                                                        4,806,498              2,906,517
  Other current assets                                                                                94,253                 74,414
                                                                                                ------------           ------------
Total current assets                                                                               7,272,536              7,853,150

Property and equipment, net                                                                          131,749                 71,516
                                                                                                ------------           ------------

                                                                                                $  7,404,285           $  7,924,666
                                                                                                ============           ============


Liabilities and Shareholders' equity

Current liabilities:
  Accounts payable                                                                              $  1,113,759           $  1,218,741
  Loan payable, bank                                                                               1,943,706                500,000
  Other accrued expenses                                                                           1,488,881                876,320
                                                                                                ------------           ------------
Total current liabilities                                                                          4,546,346              2,595,061

Commitments                                                                                             --                     --

Shareholders' equity:
  Convertible preferred stock, issuable in series, no par value,
    10,000,000 shares authorized, no shares issued and outstanding                                      --                     --
  Common stock, no par value, 40,000,000 shares authorized,
    10,289,488 and 10,156,905 shares issued and outstanding
    at June 30, 1997 and December 31, 1996, respectively                                          17,667,023             17,374,734
  Accumulated deficit                                                                            (14,809,084)           (12,045,129)
                                                                                                ------------           ------------
Total shareholders' equity                                                                         2,857,939              5,329,605
                                                                                                ------------           ------------

                                                                                                $  7,404,285           $  7,924,666
                                                                                                ============           ============

See accompanying notes

                                                          EROX CORPORATION

                                                 Condensed Statements of Operations
                                                            (unaudited)

                                                                        Three months ended June 30,      Six months ended June 30,
                                                                      -----------------------------    -----------------------------
                                                                          1997              1996           1997             1996
                                                                      ------------     ------------    ------------     ------------
Net sales                                                             $  3,817,542     $  5,142,144    $  8,913,831     $  9,193,002
Cost of goods sold                                                         981,957        1,451,520       1,889,643        2,511,362
                                                                      ------------     ------------    ------------     ------------

Gross profit                                                             2,835,585        3,690,624       7,024,188        6,681,640

Expenses:
   Research and development                                                 73,086           78,269         164,856          161,306
   Selling, general and administrative                                   5,693,244        3,515,559       9,600,522        6,372,716
                                                                      ------------     ------------    ------------     ------------

Total expenses                                                           5,766,330        3,593,828       9,765,378        6,534,022
                                                                      ------------     ------------    ------------     ------------

Income (loss) from operations                                           (2,930,745)          96,796      (2,741,190)         147,618

Interest income                                                                491              206          12,471           12,828
Interest expense                                                            34,285            1,023          36,828            2,459
Other income                                                                   918            3,624           2,392            1,627
                                                                      ------------     ------------    ------------     ------------

Income (loss) before taxes                                              (2,963,621)          99,603      (2,763,155)         159,614

Provision/(benefit) for income taxes                                        (9,983)            --               800             --
                                                                      ------------     ------------    ------------     ------------

Net income (loss)                                                     $ (2,953,638)    $     99,603    $ (2,763,955)    $    159,614
                                                                      ============     ============    ============     ============


Net income (loss) per share                                           $      (0.29)    $       0.01    $      (0.27)    $       0.02
                                                                      ============     ============    ============     ============

Shares used in calculation of net income (loss) per share               10,284,323       10,499,030      10,252,966       10,375,896
                                                                      ============     ============    ============     ============

See accompanying notes.

                                                          EROX CORPORATION

                                                      Statements of Cash Flows
                                                            (unaudited)

                                                                                                    Six months ended June 30,
                                                                                                  1997                      1996
                                                                                               -----------              -----------
Cash Flows from Operating Activities
Net income (loss)                                                                              $(2,763,955)             $   159,614
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                                                     31,695                   65,824

  Changes in operating assets and liabilities:
    Accounts receivable                                                                            449,236                 (934,481)
    Inventory                                                                                   (1,899,981)              (1,132,924)
    Other current assets                                                                           (19,839)                 120,748
    Accounts payable and accrued liabilities                                                       507,579                  697,751
                                                                                               -----------              -----------
Net cash used in operating activities                                                           (3,695,265)              (1,023,468)

Cash Flows from Investing Activities
Purchase of property and equipment                                                                 (91,928)                 (50,953)
                                                                                               -----------              -----------
Net cash used in investing activities                                                              (91,928)                 (50,953)

Cash Flows from Financing Activities
Proceeds from issuance of common stock                                                             292,289                  134,966
Proceeds from (payments on) bank borrowings                                                      1,443,706                 (500,000)
                                                                                               -----------              -----------
Net cash provided by (used in) financing activities                                              1,735,995                 (365,034)

Net decrease in cash and cash equivalents                                                       (2,051,198)              (1,439,455)
Cash and cash equivalents at beginning of the period                                             2,059,084                2,186,828
                                                                                               -----------              -----------
Cash and cash equivalents at end of the period                                                 $     7,886              $   747,373
                                                                                               ===========              ===========

See accompanying notes.

                                EROX Corporation

                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                  June 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Inventory

     Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at June 30, 1997 consists of finished goods inventory valued at $2,200,319, work in process of $350,725 and raw materials of $2,255,454. At December 31, 1996, these balances were $1,188,882, $154,347 and
$1,563,288, respectively.

Net Income (Loss) Per Share

     Net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options. The latter are excluded from the computation of net loss per share as their effect is antidilutive.

Accounting Pronouncements

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no impact on primary earnings per share for either the three or six month periods ended June 30, 1996 or June 30, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Subsequent Events

     On July 1, 1997, the Company renegotiated its Business Loan Agreement with Mid Peninsula Bank of Palo Alto, California. The Company may borrow up to $3.0 million at an interest rate equal to the bank's prime rate plus .75% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on April 1, 1998, contains certain debt-to-equity and working capital covenants.

     Subsequent to June 30, 1997, the Company reached an agreement to obtain additional equity capital from affiliates of a current shareholder by issuing 1,433,333 shares of convertible preferred stock. This investment will provide the Company with $2,150,000 in equity capital that will be used to reduce bank borrowings and finance accounts receivable.

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

     In addition, the product life cycle of fragrances is shortening. Traditional fragrance companies now introduce a new fragrance every one to two years compared to every four to five years as in the past. This increase in competing fragrances makes it difficult for any one fragrance to hold the consumer's attention on a long-term basis. Although the Company believes the inclusion of human pheromones as a component clearly differentiates its products, other fragrances are competing for space with the Company's products at both the store level and in print and media advertising.

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

     Retail environment: Continued consolidation in the retail trade has led to the emergence of four major retail players who control the major share of the market. Federated Department Stores, The May Company, Dayton Hudson/Marshall Fields and Dillard Department Stores now comprise the majority of U.S. better priced department stores. This consolidation could lead to price and promotional pressure and increased credit risk for the Company.

     The major U.S. retailers are also moving away from the traditional service oriented environment toward one that is based on "value pricing" and self service. This change in emphasis away from trained sales personnel and retailer support of manufacturer's products has created an environment that values "newness" and price above quality and value. In light of these changes in the retail environment, the Company may find it necessary to seek alternate channels of distribution to sell their products.

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

Results of Operations

Three Months ended June 30, 1997 as compared to the Three Months ended June 30, 1996

     Net sales  for the  second  quarter  of 1997 were  $3,817,542  compared  to
$5,142,144 for the second quarter of 1996. Three factors were primarily responsible for the decline: first, retailers began the year 1997 with higher than expected overall fragrance inventories, second, 1997 witnessed the beginning of an industry wide trend in department store retailing to increase inventory turns from 3 to 6 times per year, and lastly, the industry has been experiencing overall negative growth in the department store fragrance category. These factors adversely affected the demand for the Company's products as retailers adjusted fragrance stocks in-line with new inventory level directives and delayed making purchases until chain-wide fragrance department inventories achieved desired levels.

     During the second quarter of 1996, the Company continued to open new regional department stores. Castner Knott, Elder Beerman, McCrae's, Parisian's, Profitt's, Von Maur, and Younkers were opened during the second quarter of 1996. The Company also doubled its presence in the California market by opening an additional 45 doors of the Macy's West division of Federated Department Stores. Also in the second quarter of 1996, opening orders were shipped to two distributors in the Middle East. The comparison of sales for these periods is as follows:

--------------------------------------------------------------------------------
Class of Trade                                        1997               1996
--------------------------------------------------------------------------------

US Department Store/Retail                         $3,495,408         $4,674,278
Duty Free and International                           318,283            447,121
Direct Marketing                                        3,851             20,745
                                                   ----------         ----------

  Net Sales                                        $3,817,542         $5,142,144


     Gross margin increased 2 points in the first quarter of 1997 from the prior year's quarter (to 74% in 1997 from 72% in 1996) due to the Company's success at lowering cost of goods of the primary and secondary packaging of its Realm(R) fragrance products. Overall gross margins have increased as the Company has reduced costs on both in-line and promotional products. Future quarters may have a different gross margin depending on the demand for promotional products and the percentage of higher margin department store sales in comparison to sales through third party distributors. Gross margin in the second quarter of 1996, reflected the Company's previous overall higher cost of goods structure.

     Research and Development expenses for the second quarters of 1997 and 1996 were $73,086 and $78,269, respectively. These costs principally reflect payments and costs under the Company's contract with Pherin Corporation.

     Selling and marketing expenses increased to $5,047,141 (132% of sales) in the three months ended June 30, 1997 from $3,171,093 (62% of sales) in the period ended June 30, 1996. This dollar increase is the result of advertising and promotional activities to support the launch of inner Realm(TM) and Realm Women and Realm Men in domestic department store retailers. These expenditures had been committed to as far back as the fourth quarter of 1996, and the Company was unable to change or alter these programs in the short term when sales did not materialize to support these levels of expenditure. During the second quarter of 1997, General and Administrative costs increased due to headcount, consulting and legal expenditures. Clerical headcount additions were made in the later half of 1996 to process the administrative aspects of the Company's larger customer base. Up front legal costs were incurred for foreign trademark and patent work to prepare for expansion into additional foreign markets.

     Interest income was $491 and $206 for the second quarters of 1997 and 1996, respectively. The Company paid $34,285 in interest expense in the second quarter of 1997 on balances on its revolving bank line of credit. This compares to $1,023 interest expense in the second quarter of 1996.

     The provision for income taxes for the three months ended June 30, 1997 reflects a benefit of $9,983. This benefit effectively reverses the tax provision recorded in the first quarter as a result of decreased estimated pretax income for the year.

Six Months ended June 30, 1997 as compared to the Six Months ended June 30, 1996

     Net sales for the six months ended June 30, 1997 were $8,913,831. This was a 3% decrease over net sales of $9,193,002 for the first half of 1996, the result of decreased purchases of fragrance products by its customers due to inventory contraction policies imposed by the major department store chains. During the first six months of 1997, the Company launched its second women's fragrance, inner Realm. This fragrance was rolled out by a majority of the Company's retailers including the Federated chains, Dillard Department Stores, Mercantile and several independent local retailers. The Company did not achieve anticipated levels of initial sell-in with the launch of inner Realm, in part because its retail customers have initiated a process of decreasing overall inventories to increase inventory turns from 3 per year to 6 per year. During the first six months of 1997, the Company made its first shipments to a distributor servicing alternative distribution channels.

--------------------------------------------------------------------------------
Class of Trade                                        1997               1996
--------------------------------------------------------------------------------

US Department Store/Retail                         $8,242,518         $8,619,982
Duty Free and International                           662,471            523,123
Direct Marketing                                        8,842             49,897
                                                   ----------         ----------

Net Sales                                          $8,913,831         $9,193,002


     Gross margin for the first half of 1997 was 79% compared to 73% for the same period in 1996. This increase is the result of decreases in the Company's cost of goods structure. The Company has aggressively sought new suppliers and manufacturing processes in order to decrease the cost of its distinctive primary packaging. These changes have resulted in more competitively costed products. The Company has also created gift and promotional sets using cosmetic modifications of its signature bottles. The lower cost of these sets has allowed the Company to achieve targeted gross margins at the same time as providing a perceived value to the consumer.

         Research and Development expenses for the first half of 1997 and 1996 were $164,856 and $161,306, respectively and are principally comprised of payments under the Company's contract with Pherin Corporation.

     Selling and marketing expenses increased to $8,306,304 in the six months ended June 30, 1997 from $5,658,489 in the period ended June 30, 1996. In 1997, the Company incurred expenses to launch its second women's fragrance: inner REALM. Due to the differing advertising requirements of the Company's department store customers, future advertising plans will be evaluated and targeted to suit specific regional and consumer preferences. On going expenses in the sales and marketing area are radio advertising and fragrance modeling to support local in-store promotions and to support the REALM brand in general, headcount and commissions. The Company's general and administrative expenses increased due to additional headcount in distribution and accounting to support the Company's larger customer base.

     Interest income was $12,471 and $12,828 for the first half of 1997 and 1996, respectively. In 1997, the Company paid $36,828 in interest expense related to advances under its bank line of credit. During the first half of 1996, the Company had interest expense of $2,459.


LIQUIDITY

     At June 30, 1997, the Company had working capital of $2,726,190. Net cash used in operating activities was $3,695,265 for the six months ended June 30, 1997.

     On July 1, 1997, the Company renegotiated its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California. The Company may borrow up to $3,000,000 at an interest rate equal to the bank's prime rate plus .75% with borrowings primarily secured by the Company's trade receivables and inventory. The agreement, which has a one year term, contains certain debt to equity and working capital covenants. Under the terms of the renegotiated bank line, the Company may borrow against both eligible accounts receivable and eligible inventory. There were borrowings totaling $1,943,706 at June 30, 1997. Assuming the Company's activities proceed substantially as planned and if there are no new brand introductions, the Company's current cash, line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory, staffing, product promotion and training and accounts receivable financing.

     If the Company fails to achieve significant revenues from its 1997 marketing efforts or if ongoing business proves to be more capital intensive than planned or if the Company elects to develop and launch a new brand, additional funding may be required. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its retail distribution and new product development. In such instance, funds would be needed for inventory build, accounts receivable financing and staffing purposes. The Company has been presented with several opportunities to obtain additional working capital from current investors.

     Subsequent to June 30, 1997, the Company reached an agreement to obtain additional equity capital from affiliates of a current shareholder by issuing 1,433,333 shares of convertible preferred stock. This investment will provide the Company with $2,150,000 in equity capital that will be used to reduce bank borrowings and finance accounts receivable.

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

     Registrant held its annual meeting of shareholders ( the "Annual Meeting") on May 15, 1997. At the Annual Meeting, the shareholders elected five directors, Bernard I. Grosser, MD, William P. Horgan, Helen C. Leong, Robert Marx and Michael V. Stern to serve until the next annual meeting and their successors are elected.

     The number of votes cast for, against or withheld, as well as the number of abstention and broker non-votes as to each director are set forth below:

                                                                     Broker
                             For           Against    Abstained      Non-Votes
                             ---           -------    ---------      ---------
Bernard I. Grosser, MD    8,639,193        15,700         0               0
William P. Horgan         8,639,193        15,700         0               0
Helen C. Leong            8,639,193        15,700         0               0
Robert Marx               8,636,893        18,000         0               0
Michael V. Stern          8,639,193        15,700         0               0


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 10.14 Business Loan Agreement dated July 1, 1997     E- 14
              Exhibit 11-Statement re: Computation of Per Share Earnings   E- 25
              Exhibit 27.01-Financial Data Schedule                        E- 26

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                                     EROX CORPORATION
                                                     Registrant




Date:  August 14, 1997                               /s/ William P. Horgan
                                                     ---------------------------
                                                              William P. Horgan
                                                     Chairman of the Board and
                                                     Chief Executive Officer




Date:  August 14, 1997                               /s/ Maxine C. Harmatta
                                                     ---------------------------
                                                              Maxine C. Harmatta
                                                     CFO, Vice President Finance
                                                     and Administration