Form 10QSB/A
period 1997-06-30
EROX CORP
filed 1997-11-13
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934  (no fee required)



                         Commission file number 0-23544

                                EROX CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                        California                                                 94-3107202
-------------------------------------------------------------          -----------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. employee Identification No.)


           4034 Clipper Court, Fremont, California                                     94538
-------------------------------------------------------------          -----------------------------------
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

         Item 1. Financial Statements

                  Condensed Balance Sheets (Unaudited)
                  as of June 30, 1997
                  and December 31, 1996...........................................................................2

                  Statements of Operations (Unaudited)
                  for the Three Months and Six Months Ended
                  June 30, 1997 and 1996..........................................................................3

                  Statements of Cash Flows  (Unaudited)
                  for the Six Months
                  Ended June 30, 1997 and 1996....................................................................4

                  Notes to Condensed Financial Statements (Unaudited).............................................5

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations...........6

PART II
OTHER INFORMATION

         Item 4. Submission of Matters to Vote of Security Holders................................................9

         Item 6. Exhibits and Reports on Form 8-K.................................................................9

SIGNATURES.......................................................................................................10


                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                                         EROX CORPORATION

                                      Condensed Balance Sheets
                                           (unaudited)


                                                                             June 30,                December 31,
                                                                               1997                       1996
                                                                         -----------------          -----------------
                                                                            (Restated)
Assets

Current assets:
  Cash and cash equivalents                                            $            7,886         $        2,059,084
  Accounts receivable, net of allowances of $541,383                            1,379,620                  2,813,135
   and $501,677 in 1997 and 1996, respectively
  Inventory                                                                     4,806,498                  2,906,517
  Other current assets                                                             94,253                     74,414
                                                                         -----------------          -----------------
Total curren assets                                                             6,288,257                  7,853,150

Property and equipment, net                                                       131,749                     71,516
                                                                         -----------------          -----------------

                                                                       $        6,420,006         $        7,924,666
                                                                         =================          =================


Liabilities and Shareholders' equity

Current liabilities:
  Accounts payable                                                     $        1,113,759         $        1,218,741
  Loan payable, bank                                                            1,943,706                    500,000
  Other accrued expenses                                                        1,488,881                    876,320
                                                                         -----------------          -----------------
Total current liabilities                                                       4,546,346                  2,595,061

Commitments
                                                                                -                          -

Shareholders' equity:
  Convertible preferred stock, issuable in series, no par value,
    10,000,000 shares authorized, no shares issued and outstanding              -                          -
  Common stock, no par value, 40,000,000 shares authorized,
    10,289,488 and 10,156,905 shares issued and outstanding
    at June 30, 1997 and December 31, 1996, respectively                       17,667,023                 17,374,734
  Accumulated deficit                                                         (15,793,363)               (12,045,129)
                                                                         -----------------          -----------------
Total shareholders' equity                                                      1,873,660                  5,329,605
                                                                         -----------------          -----------------

                                                                       $        6,420,006         $        7,924,666
                                                                         =================          =================

See accompanying notes

                                                          EROX CORPORATION

                                                 Condensed Statements of Operations
                                                             (unaudited)

                                                                        Three months ended June 30,       Six months ended June 30,
                                                                    ----------------------------------------------------------------
                                                                         1997               1996            1997           1996
                                                                    ---------------   --------------- --------------  --------------
                                                                      (Restated)                        (Restated)
Net sales                                                             $  3,817,542     $  5,142,144    $  8,913,831     $  9,193,002
Cost of goods sold                                                         981,957        1,451,520       1,889,643        2,511,362
                                                                      ------------     ------------    ------------     ------------

Gross profit                                                             2,835,585        3,690,624       7,024,188        6,681,640

Expenses:
   Research and development                                                 73,086           78,269         164,856          161,306
   Selling, general and administrative                                   6,677,523        3,515,559      10,584,801        6,372,716
                                                                      ------------     ------------    ------------     ------------

Total expenses                                                           6,750,609        3,593,828      10,749,657        6,534,022
                                                                      ------------     ------------    ------------     ------------

Income (loss) from operations                                           (3,915,024)          96,796      (3,725,469)         147,618

Interest income                                                                491              206          12,471           12,828
Interest expense                                                            34,285            1,023          36,828            2,459
Other income                                                                   918            3,624           2,392            1,627
                                                                      ------------     ------------    ------------     ------------

Income (loss) before taxes                                              (3,947,900)          99,603      (3,747,434)         159,614

Provision/(benefit) for income taxes                                        (9,983)             --              800              --
                                                                      ------------     ------------    ------------     ------------

Net income (loss)                                                     $ (3,937,917)    $     99,603    $ (3,748,234)    $    159,614
                                                                      ============     ============    ============     ============


Net income (loss) per share                                           $      (0.38)    $       0.01    $      (0.37)    $       0.02
                                                                      ============     ============    ============     ============

Shares used in calculation of net income (loss) per share               10,284,323       10,499,030      10,252,966       10,375,896
                                                                      ============     ============    ============     ============


                                                          EROX CORPORATION

                                                      Statements of Cash Flows
                                                             (unaudited)
                                                                                                      Six months ended June 30,
                                                                                                   1997                    1996
                                                                                             -----------------    -----------------
                                                                                                (Restated)
Cash Flows from Operating Activities
Net income (loss)                                                                              $(3,748,234)             $   159,614
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                                                     31,695                   65,824

  Changes in operating assets and liabilities:
    Accounts receivable                                                                          1,433,515                 (934,481)
    Inventory                                                                                   (1,899,981)              (1,132,924)
    Other current assets                                                                           (19,839)                 120,748
    Accounts payable and accrued liabilities                                                       507,579                  697,751
                                                                                               -----------              -----------
Net cash used in operating activities                                                           (3,695,265)              (1,023,468)

Cash Flows from Investing Activities
Purchase of property and equipment                                                                 (91,928)                 (50,953)
                                                                                               -----------              -----------
Net cash used in investing activities                                                              (91,928)                 (50,953)

Cash Flows from Financing Activities
Proceeds from issuance of common stock                                                             292,289                  134,966
Proceeds from (payments on) bank borrowings                                                      1,443,706                 (500,000)
                                                                                               -----------              -----------
Net cash provided by (used in) financing activities                                              1,735,995                 (365,034)

Net decrease in cash and cash equivalents                                                       (2,051,198)              (1,439,455)
Cash and cash equivalents at beginning of the period                                             2,059,084                2,186,828
                                                                                               -----------              -----------
Cash and cash equivalents at end of the period                                                 $     7,886              $   747,373
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

Restatement of Financial Statements

         Prior to  filling  the form 10QSB for the third  quarter  of 1997,  the
Company  determined that its previously  reported  operating results and balance sheet  data for the three  month  and six  month  periods  ended  June 30,  1997 required  adjustment.  Revisions to these  periods have been made as a result of
previously  unknown   chargebacks  for  cooperative   advertising   expenditures
applicable  to the  second  quarter's  operations  of 1997 but not  reported  or charged to the Company by  department  stores  until the third  quarter of 1997.
These charges  result in the  restatement  of the Company's net loss as shown in the table below:

                                       Three Months Ended                         Six Months Ended
                                               June 30                                 June 30
                                    1997                  1997                   1997                 1997
                                 (Reported)            (Restated)             (Reported)           (Restated)

Net (loss)                       $ (2,953,638)         $  (3,937,917)         $ (2,763,955)        $ (3,748,234)
                               ================     ==================     =================    =================
Net (loss) per share             $      (0.29)         $      (0.38)          $      (0.27)        $      (0.37)
                               ================     ==================     =================    =================
Shares used in calculation
of (loss) per share                 10,284,323             10,284,323            10,252,966           10,252,966

The financial statements included herein reflect this restatement.

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

         During the second quarter of 1996, the Company continued to open new regional department stores. Castner Knott, Elder Beerman, McCrae's, Parisian's, Profitt's, Von Maur, and Younkers were opened during the second quarter of 1996. The Company also doubled its presence in the California market by opening an additional 45 doors of the Macy's West division of Federated Department Stores. Also in the second quarter of 1996, opening orders were shipped to two distributors in the Middle East. The comparison of sales for these periods is as follows:

-------------------------------------------------------------------------------
Class of Trade                                 1997                       1996
-------------------------------------------------------------------------------

  US Department Store/Retail     $        3,495,408        $         4,674,278
  Duty Free and International               318,283                    447,121
  Direct Marketing                            3,851                     20,745
                                    ----------------          -----------------

  Net Sales                      $        3,817,542        $         5,142,144


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

         Selling and marketing expenses increased to $6,031,420 (158% of sales) in the three months ended June 30, 1997 from $3,171,093 (62% of sales) in the period ended June 30, 1996. This dollar increase is the result of advertising and promotional activities to support the launch of inner Realm(TM) and Realm Women and Realm Men in domestic department store retailers. Many of these expenditures had been committed to as far back as the fourth quarter of 1996, and the Company was unable to change or alter these programs in the short term when sales did not materialize to support these levels of expenditure. Additionally, the Company subsequently received unanticipated chargebacks against accounts receivable payments from many of its department store customers that were not authorized within Company established procedures. The Company has increased its controls on cooperative advertising expense authorization and communicated these tightened policies to all employees, customers and suppliers. During the second quarter of 1997, General and Administrative costs increased due to headcount, consulting and legal expenditures. Clerical headcount additions were made in the later half of 1996 to process the administrative aspects of the Company's larger customer base. Up front legal costs were incurred for foreign trademark and patent work to prepare for expansion into additional foreign markets.

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

-------------------------------------- -----------------------------------------
Class of Trade                                    1997                      1996
-------------------------------------- -----------------------------------------

  US Department Store/Retail        $        8,242,518        $        8,619,982
  Duty Free and International                  662,471                   523,123
  Direct Marketing                               8,842                    49,897
                                       ----------------         ----------------

  Net Sales                         $        8,913,831        $        9,193,002


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

         Selling and marketing expenses increased to $9,290,583 in the six months ended June 30, 1997 from $5,658,489 in the period ended June 30, 1996. In 1997, the Company incurred expenses to launch its second women's fragrance: inner REALM. Due to the differing advertising requirements of the Company's department store customers, future advertising plans will be evaluated and targeted to suit specific regional and consumer preferences. On going expenses in the sales and marketing area are radio advertising and fragrance modeling to support local in-store promotions and to support the REALM brand in general, headcount and commissions. The Company's general and administrative expenses increased due to additional headcount in distribution and accounting to support the Company's larger customer base.

         Interest income was $12,471 and $12,828 for the first half of 1997 and 1996, respectively. In 1997, the Company paid $36,828 in interest expense related to advances under its bank line of credit. During the first half of 1996, the Company had interest expense of $2,459.


LIQUIDITY

         At June 30, 1997, the Company had working capital of $1,741,911. Net cash used in operating activities was $3,695,265 for the six months ended June 30, 1997.

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

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         Registrant held its annual meeting of shareholders (the "Annual Meeting") on May 15, 1997. At the Annual Meeting, the shareholders elected five directors, Bernard I. Grosser, MD, William P. Horgan, Helen C. Leong, Robert Marx and Michael V. Stern to serve until the next annual meeting and their successors are elected.

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


                              EROX CORPORATION
                              Registrant




Date:  November 10, 1997      /s/ William P. Horgan
                              --------------------------------------------------
                              William P. Horgan
                              Chairman of the Board and Chief Executive Officer




Date:  November 10, 1997      /s/ Maxine C. Harmatta
                              --------------------------------------------------
                              Maxine C. Harmatta
                              CFO, Vice President Finance and Administration