Form 10QSB
period 1997-09-30
EROX CORP
filed 1997-11-13
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarter ended September 30, 1997

[ ] TRANSITION  REPORT  UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934  (no fee required)



                         Commission file number 0-23544

                                EROX CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

                  California                                      94-3107202
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. employee
or organization)                                             Identification No.)


4034 Clipper Court, Fremont, California                             94538
---------------------------------------------                -------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,289,488 shares of Common Stock as of October 31, 1997.

                                                                Total Pages:  16

                                EROX CORPORATION
                                      INDEX
                                                                                                               Page
                                                                                                               ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Condensed Balance Sheets (Unaudited)
                  as of September 30, 1997
                  and December 31, 1996...........................................................................2

                  Condensed Statements of Operations (Unaudited)
                  for the Three Months and Nine Months Ended
                  September 30, 1997 and 1996.....................................................................3

                  Statements of Cash Flows (Unaudited)
                  for the Nine Months
                  Ended September 30, 1997 and 1996...............................................................4

                  Notes to Condensed Financial Statements (Unaudited).............................................5

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations...........6

PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K................................................................10

SIGNATURES.......................................................................................................11


                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                          EROX CORPORATION
                                                      Condensed Balance Sheets
                                                            (unaudited)


                                                                                                 September 30,         December 31,
                                                                                                    1997                   1996
                                                                                                 ------------          ------------
Assets

Current assets:
  Cash and cash equivalents                                                                      $     11,857          $  2,059,084
  Accounts receivable, net of allowances of $553,853                                                3,249,142             2,813,135
   and $501,677 in 1997 and 1996, respectively
  Inventory                                                                                         4,187,583             2,906,517
  Other current assets                                                                                166,674                74,414
                                                                                                 ------------          ------------
Total current assets                                                                                7,615,256             7,853,150

Property and equipment, net                                                                           115,404                71,516
                                                                                                 ------------          ------------

                                                                                                 $  7,730,660          $  7,924,666
                                                                                                 ============          ============

Liabilities and Shareholders' equity

Current liabilities:
  Accounts payable                                                                               $    880,753          $  1,218,741
  Loan payable, bank                                                                                1,272,149               500,000
  Other accrued expenses                                                                            1,279,907               876,320
                                                                                                 ------------          ------------
Total current liabilities                                                                           3,432,809             2,595,061

Commitments
                                                                                                         --                    --

Shareholders' equity:
  Convertible  preferred  stock,  issuable  in series no par  value, shares  authorized, 1,433,333 and -0- shares  issued and  outstanding at September 30, 1997 and December 31, 1996, respectively
    at September 30, 1997 and December 31, 1996, respectively                                       2,150,000                  --
  Common stock, no par value, 40,000,000 shares authorized,
    10,289,488 and 10,156,905 shares issued and outstanding
    at September 30, 1997 and December 31, 1996, respectively                                      17,667,023            17,374,734
  Accumulated deficit                                                                             (15,519,172)          (12,045,129)
                                                                                                 ------------          ------------
Total shareholders' equity                                                                          4,297,851             5,329,605
                                                                                                 ------------          ------------

                                                                                                 $  7,730,660          $  7,924,666
                                                                                                 ============          ============


                                                          EROX CORPORATION
                                                 Condensed Statements of Operations
                                                            (unaudited)


                                                                 Three months ended September 30,    Nine months ended September 30,
                                                                         1997           1996               1997             1996
                                                                   ------------     ------------       ------------     ------------

Net sales                                                          $  3,847,893     $  4,472,682       $ 12,761,724     $ 13,665,684
Cost of goods sold                                                    1,095,898        1,227,048          2,985,541        3,738,410
                                                                   ------------     ------------       ------------     ------------

Gross profit                                                          2,751,995        3,245,634          9,776,183        9,927,274

Expenses:
   Research and development                                              86,844          140,364            251,700          301,670
   Selling, general and administrative                                2,356,938        2,875,166         12,941,739        9,247,882
                                                                   ------------     ------------       ------------     ------------

Total expenses                                                        2,443,782        3,015,530         13,193,439        9,549,552
                                                                   ------------     ------------       ------------     ------------

Income (loss) from operations                                           308,213          230,104         (3,417,256)         377,722

Interest income                                                              15           11,266             12,486           24,094
Interest expense                                                         23,514              522             60,342            2,981
Other income (expense), net                                                 (34)          14,193              2,358           15,820
                                                                   ------------     ------------       ------------     ------------

Income (loss) before taxes                                              284,680          255,041         (3,462,754)         414,655

Income taxes                                                             10,489           20,733             11,289           20,733
                                                                   ------------     ------------       ------------     ------------

Net income (loss)                                                  $    274,191     $    234,308       $ (3,474,043)    $    393,922
                                                                   ============     ============       ============     ============

Net income (loss) per share                                        $       0.03     $       0.02       $      (0.34)    $       0.04
                                                                   ============     ============       ============     ============

Shares used in calculation of net income (loss) per share
                                                                     10,304,125       10,624,096         10,265,274       10,459,904
                                                                   ============     ============       ============     ============


                                EROX CORPORATION
                       Condensed Statements of Operations
                                   (unaudited)

                                                       Nine months ended September 30,
                                                             1997           1996
                                                         -----------    -----------


Cash Flows from Operating Activities
Net income (loss)                                        $(3,474,043)   $   393,922
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                               48,040         82,296

  Changes in operating assets and liabilities:
    Accounts receivable                                     (436,007)      (782,717)
    Inventory                                             (1,281,066)    (1,604,590)
    Other current assets                                     (92,260)        40,189
    Accounts payable and accrued liabilities                  65,599        744,912
                                                         -----------    -----------
Net cash used in operating activities                     (5,169,737)    (1,125,988)

Cash Flows from Investing Activities
Purchase of property and equipment                           (91,928)       (79,220)
                                                         -----------    -----------
Net cash used in investing activities                        (91,928)       (79,220)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock                  2,150,000           --
Proceeds from issuance of common stock                       292,289        500,816
Proceeds from (payments on) bank borrowings                  772,149       (500,000)
                                                         -----------    -----------
Net cash provided by financing activities                  3,214,438            816

Net decrease in cash and cash equivalents                 (2,047,227)    (1,204,392)
Cash and cash equivalents at beginning of the period       2,059,084      2,186,828
                                                         -----------    -----------
Cash and cash equivalents at end of the period           $    11,857    $   982,436
                                                         ===========    ===========

                                EROX Corporation

                     Notes to Condensed Financial Statements
                                   (Unaudited)

                               September 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Inventory

Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at September 30, 1997 consists of finished goods inventory valued at $1,840,296 work in process of $322,835 and raw materials of $2,024,452. At December 31, 1996, these balances were $1,188,882, $154,347 and
$1,563,288, respectively.

Line of Credit

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

Convertible Preferred Stock

         On August 25, 1997, the Company obtained additional equity capital from affiliates of a current shareholder by issuing 1,433,333 shares of convertible preferred stock. This investment provided the Company with $2,150,000 in equity capital that was used to reduce bank borrowings and finance accounts receivable.

Net Income (Loss) Per Share

Net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options. The latter are excluded from the computation of net loss per share as their effect is antidilutive.

Accounting Pronouncements

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no impact on primary or fully diluted earnings per share for either the three or nine month periods ended September 30, 1996 or September 30, 1997.

Subsequent Event

         On October 8, 1997, a request for dismissal of the Levy v. Erox Corporation packaging lawsuit was filed by the plaintiff in Contra Costa County Superior Court. The dismissal was entered as requested, and the Company knows of no other pending legal action.

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


Results of Operations

Three Months ended September 30, 1997 as compared to the Three Months ended September 30, 1996

         Net sales for the third quarter of 1997 were $3,847,893 compared to $4,472,682 for the third quarter of 1996. This decrease was due to the overall softening of the US Department Store fragrance market in general. Also contributing to this decrease in net sales was the high percentage of return authorizations the Company issued to Department Store customers in line with the Company's policy to rationalize inventories prior to the holiday season. These return authorizations are a means of removing certain slow moving ancillary items from the Department Store shelves in exchange for new orders of the Company's better selling fragrance items. The Company saw expansion in the Perfumeries and Distributor class of trade as shipments were made to open new retail outlets. The Company opened one new department store chain, Herbergers, in the third quarter of 1997. compared to four chains,: Castner Knott, Carson Pirie Scott, T. Eaton Company, and Kaufmann's during the third quarter of 1996. These openings boosted sales by the initial sell-in orders required to stock the store's shelves for the launch of Realm Men(R) and Realm Women(R). During the third quarter of 1997, the Company did not open any new distributors or new duty free markets. This compares to the third quarter of 1996 when the Company opened Middle Eastern and North American Duty Free distribution. The comparison of sales for these periods is as follows:

--------------------------------------------------------------------------------
Class of Trade                                                1997          1996
--------------------------------------------------------------------------------

North American Department Store                         $2,935,151    $3,811,993
Perfumeries/Distributors                                   626,045             0
Duty Free and International                                281,021       643,917
Direct Marketing                                             5,676        16,772
                                                        ----------    ----------

Net Sales                                               $3,847,893    $4,472,682


         Gross margin showed a slight decrease to 71.5% in the quarter ended September 30 1997 from 72.6% in the same quarter in the prior year. This decrease is attributable to increased sales to non-department store classes of trade and to the high percentage of return authorizations recorded for department stores in the third quarter of

1997. Future quarters may have a different gross margin depending on the demand for promotional products and the percentage of higher margin department store sales in comparison to sales through third party distributors.

         Research and Development expenses for the third quarters of 1997 and 1996 were $86,844 and $140,364, respectively. During 1997, these costs were principally payments and costs under the Company's contract with Pherin Corporation compared to 1996 when the Company was incurring costs associated with the development of its second women's fragrance: inner REALM(TM).

         Selling and marketing expenses decreased to $1,834,346 (48% of sales) in the three months ended September 30, 1997 from $2,461,254 (55% of sales) in the period ended September 30, 1996. This decrease was the result of stringent spending controls instituted at the end of the second quarter. The Company has been reassessing advertising and promotional activities undertaken to support sales in retail department store chains with the goal of reducing these expenditures as a percentage of net department store sales. Sales force headcount was reduced in the third quarter as territories were realigned and selling responsibilities restructured. The Company instituted stricter, more comprehensive controls on cooperative advertising spending and fragrance selling specialist expenses. These controls enabled the Company to hold spending to budgeted levels in the third quarter of 1997. In the third quarter of 1996, the Company increased headcount and advertising spending to serve new department store retail customers. Distribution and general and administrative expenses for the period increased to $522,592 in 1997 from $413,912 in 1996, as a result of operational expenses being reclassified as period expenses and not capitalized into inventory and additional warehousing charges from fillers and fulfillment providers.

         Net interest income/(expense) was $(23,499) in the third quarter of 1997 compared to $10,744 for the same period in 1996.

         The Company's tax expense for the third quarter of 1997 was $10,489. This is the result of minimum income taxes for the States in which the Company has a tax presence. Tax expense of $20,733 in the third quarter of 1996 was based upon projected profits for the year 1996 after taking into account utilization of net operating loss carry forwards.

Nine Months ended September 30, 1997 as compared to the Nine Months ended September 30, 1996

         Net sales for the nine months ended September 30, 1997 were $12,761,724 compared to $13,665,684 for the same period in 1996. This was due to decreases in US Department Store and International sales partially offset by sales to Perfumeries and Distributors. In 1996, the Company launched its products in the California market with the opening of 91 doors of Macy's West. Additionally in 1996, the Company entered into distribution agreements for the Middle East, Latin American and Caribbean duty free markets. The following table shows a comparison of the nine month's net sales by class of trade:


--------------------------------------------------------------------------------
Class of Trade                                                1997          1996
--------------------------------------------------------------------------------

North American Department Store/Retail                 $10,574,651   $12,431,974
Perfumeries/Distributors                                 1,229,063             0
Duty Free                                                  646,110       493,871
International                                              297,382       673,169
Direct Marketing                                            14,518        66,670
                                                       -----------   -----------

Net Sales                                              $12,761,724   $13,665,684


         Gross margin increased to 77% from 73% for the first nine months of 1997 compared to the same period in 1996. This increase was the result of reductions in the Company's cost of goods structure and the reclassification of certain operational costs as general and administrative, period expenses. Also in 1997, the Company introduced its second fragrance offering for women: inner REALM(TM). This line of products carries a higher gross margin than the Company's first fragrances. In 1996, the Company was still working through high cost inventories that had been purchased from higher cost suppliers or were manufactured using less efficient or higher cost methods.

         Research and development expenses decreased 17% to $251,700 in the nine months ended September 30, 1997. These costs were principally comprised of payments under the Company's contract with Pherin Corporation. In the prior year period, the Company began development of a new line of women's products for launch in 1997 and incurred costs of $301,670.

         Selling and marketing expenses for the nine months ending September 30, 1997 were $11,124,927 compared to $8,119,743 for the same period in 1996. The expense restatement of $984,279 for the second quarter of 1997 is included in these numbers. These expenses were the result of unanticipated second quarter co-op advertising charges that were charged back to the Company during the third quarter. Advertising expenses for the Department Store class of trade remain high, and the Company has begun to sell its products to distributors and into Duty Free markets. These sales channels, while resulting in lower gross margins, provide more profit potential as the advertising and promotional expenses necessary for retail sell through are borne by the distributor. On going expenses in the sales and marketing area are employee staffing, commissions, radio advertising and fragrance modeling to support local in-store promotions and to support the REALM brand in general. The Company's general and administrative expenses increased to $1,816,812 in 1997 from $1,128,139 in 1996. This increase is attributable to the reclassification of overhead expenses necessary to support the sales of products to general and administrative period expenses. These expenses had been capitalized into inventory in the prior year. The Company also incurred additional legal expenses related to the registration of its products and trademarks in foreign countries and to its defense against the now dismissed lawsuit brought against the Company in 1996.

         Interest income was $12,486 and $24,094 for the first three quarters of 1997 and 1996, respectively. The decrease in interest income was due to lower cash balances. In 1997, the Company paid $60,342 in interest expense related to advances under its bank line of credit. During 1996, the Company's interest expense was $2,981.

         The Company's tax expense in 1997 relates to minimum income taxes payable to States in which the Company has a tax presence. The Company's effective tax rate for the first nine months of 1996 was 5% based upon projected profits for the entire year and after taking into account utilization of net operating loss carry forwards.

LIQUIDITY

         At September 30, 1997, the Company had working capital of $4,182,447. Net cash used in operating activities was $5,169,737 for the nine months ended September 30, 1997. During 1997, the Company received $292,289 in cash from the exercise of stock options issued under the Company's Employee Stock Option Plan. Also in 1997, the Company obtained $2,150,000 in additional working capital from affiliates of a current shareholder by issuing 1,433,333 shares of convertible preferred stock. The money was used to reduce bank borrowings and finance accounts receivable.

         On July 1, 1997, the Company renegotiated its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California. The Company may borrow up to $3,000,000 at an interest rate equal to the bank's prime rate plus .75% with borrowings primarily secured by the Company's trade receivables and inventory. The agreement, which has a one year term, contains certain debt to equity and working capital covenants. Under the terms of the renegotiated bank line, the Company may borrow against both eligible accounts receivable and eligible inventory. There were borrowings totaling $1,272,149 at September 30, 1997. Assuming the Company's activities proceed substantially as planned and if there are no new brand introductions, the Company's current cash, line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory, staffing, product promotion and training and accounts receivable financing.

         If the Company fails to achieve significant revenues from its 1997 marketing efforts or if ongoing business proves to be more capital intensive than planned or if the Company elects to develop and launch a new brand, additional funding may be required. There can be no assurance that such funding will be available.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11-Statement re: Computation of Per Share Earnings                           E- 12
             Exhibit 27.01-Financial Data Schedule                                                E- 13

         (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                               EROX CORPORATION
                               Registrant




Date:  November 10, 1997       /s/ William P. Horgan
                               ---------------------
                                  William P. Horgan
                               Chairman of the Board and Chief Executive Officer




Date:  November 10, 1997          /s/ Maxine C. Harmatta
                                  ----------------------
                                    Maxine C. Harmatta
                                  CFO, Vice President Finance and Administration