Form 10-K405
period 1997-12-31
EROX CORP
filed 1998-03-31
CIK 878616

Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

     [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (fee required)

                   For the fiscal year ended December 31, 1997

     [   ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934  (no fee required)

                         Commission file number 0-23544

                                EROX CORPORATION
                 (Name of small business issuer in its charter)

                       California                                               94-3107202
--------------------------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. employee Identification No.)

       4034 Clipper Court, Fremont, California                                     94538
--------------------------------------------------------------       ------------------------------------
       (Address of principal executive offices)                                  (Zip code)

                    Issuer's telephone number: (510) 226-6874

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

         State issuer's revenues for its most recent fiscal year.   $17,169,616

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $10,088,442 (1)


(1) Excludes 2,020,273 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at March 19, 1998 based on a closing bid price on that day of $1.22 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,433,333 shares of convertible preferred stock, 10,289,488 shares of common stock.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following  document are  incorporated by reference into
Part III of this Form 10-KSB Report: the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders (the "Proxy Statement").

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

         The Company, a California corporation, was founded in 1989 to develop and market a broad range of consumer products containing human pheromones as a component. The Company believes that human pheromone research funded by the Company presents an opportunity to create and market an entirely new category of pheromone-based fragrances and products. The Company believes that its related patents guarantee it a proprietary position in developing, licensing and marketing a new category of consumer products that could significantly change the consumer accepted standard for products containing a fragrance component and for cosmetic treatment products.

         Pheromones are chemical substances known to stimulate species-specific biological responses in animals. For eight years, scientists and advisors engaged by EROX have studied the functions and characteristics of human pheromones. EROX believes this research has resulted in findings that have disproved earlier theories that humans do not perceive and respond to pheromones. Specifically, the Company's sponsor research has focused on:

     *   Identification,   isolation  and  synthetic   production  of  naturally
         occurring human pheromones;

     * Demonstration of the presence of the vomeronasal organ ("VNO") in the nasal passages of humans; and

     *   Elucidation  of  its  structure,   function,   and  response  to  human
         pheromones.

         The human pheromones included as a component of and as a fixative for the Company's fragrance products have been manufactured for the Company by Pherin Corporation. The manufacturing process for human pheromones begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process performed for the Company by Pherin at its laboratories in Salt Lake City, Utah. All the steps in the manufacturing process are standard chemical laboratory procedures. The manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

The EROX Technology

         Pheromones. People have long known that insects and animals communicate with one another through subtle, biochemical cues recognized and understood by other members of the same species. These biochemical signals warn of danger, indicate the presence of food, mark territorial boundaries and display sexual maturation or readiness. The biochemical messengers that deliver these communications are pheromones. Pheromones trigger a nerve impulse to the hypothalamus when applied within or adjacent to the nasal passages. In humans, the hypothalamus functions as a control center, regulating physiological functions such as:

     *   Sexual desire
     *   Sexual maturation
     *   The flight or flight response
     *   Anxiety, fear and aggression
     *   Appetite, and sugar and fat metabolism
     *   Heart rate and blood pressure

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

         Fragrances and Pheromones. Animal pheromones are well known in the fragrance industry. Natural and synthetic equivalents of mammalian pheromones such as musk, civet and castoreum are found in many perfumes today. However, since pheromonal cues can trigger a response only by members of the same species, these animal pheromones have no specific effect on humans; instead, they act only as fixatives or carriers for the fragrance or as a component of the scent.

         A scent binds to smell receptors in the nose and stimulates a specific region of the brain resulting in the sensation of smell. A pheromone binds to separate receptors that are physically and functionally distinct from smell receptors. These pheromone receptors stimulate a region of the brain different from that stimulated by smell receptors. Since it is widely believed that traditional perfumes allure and intrigue the senses, an alliance between fine fragrances and pheromones seems quite natural. For a perfume to create a true pheromonal effect in humans, however, it must contain human pheromones. Thus, a fragrance containing human pheromones may provide more allure than a traditional fragrance.

         The Vomeronasal Organ. The VNO consists of two tiny sensory organs -- one in each nasal passage. The VNO had been identified earlier in animal species, from reptiles to mammals, and has been known for some time to be a receptor for pheromones in animals. In humans, however, the VNO was assumed to be a non-functioning, vestigial remnant, rarely even present in modern-day men and women.

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

The EROX Products

         Products. The Company is currently marketing three fragrances, REALM(R) Women, REALM(R) Men and inner REALM(R). These "proof-of-concept" products include a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, antiperspirant, talc, soap and body cream. The Company's fragrances were developed by Ann Gottlieb a leading consultant to the fragrance industry. All of the Company's products contain the Company's synthesized human pheromones as a component of the fragrance. In 1996, the Company introduced a unique refillable, dripless roll-on applicator containing REALM eau de toilette for women. In addition, development work commenced on a line of environmental products to be introduced in 1998. The first of these products will be REALM Women and REALM Men candles.

         Research. Pheromones are chemical substances known to stimulate species-specific biological responses in animals. The study of the uses, effects and advantages of human pheromones is in its infancy, but abstracts from presentations of two recent studies performed at leading research universities reveal new information regarding the beneficial effects of human pheromones. Most interestingly, these studies reveal new information regarding the biological pathways human pheromones traverse in the body. Publication of these findings is expected in the fall of 1998, and the Company expects increased interest in its patented technology as the result of these studies.

         Scientists working on behalf of EROX have identified and synthesized several naturally occurring human pheromones. One combination of pheromones shows a measurable response in women and another a comparable response in men. EROX has also developed the capability to manufacture commercial quantities of these naturally occurring substances. EROX intends to continue basic pheromone research as applied to fragrances and ancillary products. Since its inception through December 31, 1997, the Company has incurred $3,597,666 in research and development related expenses.

Markets and Competition

         The Competitive Environment. The Company's current fragrance products contain what the Company believes are unique components: human pheromones. Consequently, EROX believes it will be able to differentiate its products from traditional products. If such differentiation is successful, the Company's products initially should have little direct competition in the marketplace, since the Company believes no other companies in the United States have the right to produce or distribute products containing human pheromones.

         While EROX current products are fragrances, the Company feels strongly that fine fragrances are only a "proof of concept". The Company's patented human pheromone technology has applications far beyond traditional fragrances and bath and body products. EROX hopes to position its technology as a desired "value added" ingredient for any product that contains a fragrance. Synthesized human pheromones provide the first patented technology of a component that could have broad applications and usage in cosmetic, treatment, cleansing, over-the-counter health supplements and home and vehicle environmental products. The Company does not feel that it has the resources to successfully exploit the potential market for such applications and is actively seeking licensing agreements with consumer product manufacturers.

         Marketing Strategy. EROX initial products are a line of fragrance and bath and body products containing the Company's patented human pheromones as a component. The first of these "proof of concept products" were developed in 1993 when the Company developed REALM Women and REALM Men. While new product launches in the fragrance industry frequently require considerable expenditures for promotional programs which attempt to establish product differentiation based upon imagery alone, EROX sought to develop a program in 1993 following a different approach -- one that relied on the human pheromone component in its fragrances for product differentiation.

         The Company's initial marketing program was intended to educate consumers and the trade about pheromones while suggesting the enhanced sensuality that the wearer of an EROX fragrance might feel. The Company also used packaging, pricing and distribution channels to communicate the uniqueness of their products and to differentiate them from traditional fragrance products. The Company launched its REALM products through direct marketing to ensure the quality and clarity of the EROX message and thereafter moved to more conventional fragrance channels based on criteria such as store location, image and promotional support.

         Distribution and Promotional Activities. During 1993, the Company developed two fragrances, REALM Women and REALM Men, each presented in 50Ml and 5Ml sizes. Initial promotion and distribution was in the form of a one half-hour infomercial, broadcast-tested in August 1994 and rolled-out nationally in the last four months of the year.

         Concurrent with the introduction of the infomercial, the Company changed its secondary packaging (cartons, carton inserts, etc.) to graphically portray its newly-developed print advertising message, Awaken your Sixth Sense!(R). In late 1994, the Company initiated retail distribution with a holiday season launch in I. Magnin Inc.'s twelve specialty-department stores in the Western United States and their Holiday catalogue. Although the I. Magnin stores were closed prior to Christmas as part of the consolidation of stores by its new parent, Federated Department Stores, the REALM products at I. Magnin sold out in all of the stores.

         During 1995, retail distribution in the United States accelerated and REALM products were introduced in Neiman Marcus and Bloomingdale's by Mail catalogs (supported by inserts containing scent-strips of both fragrances), Rich's/Lazarus divisions of Federated Department Stores, all divisions of Dillard Department Stores and several regional chains. Scented promotional pieces, store catalogs, the placement of in-store fragrance models and 30-second advertising spots that aired during "drive time" on local radio stations supported these retail introductions. Radio spots contained brief testimonial messages and invitations to consumers to purchase REALM at retailers in their area. The Company also began a full-scale program aimed at educating the retailers regarding the scientific differentiation of its REALM products. This education process included training attended by the local retail employees and hosted by the EROX sales force and Pherin research scientists. The Company feels these training sessions have been instrumental in providing the retailer's sales associates with the information to communicate the pheromone story to the retail customer.

         A considerable amount of interest was generated from local television news stations. When the Company launched a new retailer or division of a retailer, local television stations were provided with a short video new release that contained product and scientific information. A majority of local television markets provided news stories on the local REALM launches during their evening news broadcasts.

         In 1996, additional REALM products were introduced by the remaining divisions of Federated Department Stores (Macy's, Burdines and the Bon Marche), selected May Company units (Lord & Taylor, Famous Barr, Kaufmann's and Robinson May stores), the more upscale divisions of Dayton Hudson/Marshall Fields, Carson Pirie Scott, Proffitts, the Mercantile Group and selected regional department store chains. Again, promotional activities included scented pieces, catalogs, multifaceted spot radio advertising, educational symposia and television public relations efforts. In both 1995 and 1996, there were significant levels of product "pipeline fill" (initial launch quantities purchased by retailers, as contrasted with future ongoing lower volume replenishment orders).

         At the beginning of 1997, EROX was still a single product company, primarily involved in one class of trade -- better U.S. department stores. REALM fragrances and toiletries were available in more than 1,300 stores in the 48 contiguous states. While this is the largest channel of distribution for basic fragrances, the high level of retailer employee turnover required expensive ongoing training for continued success of differentiated, scientifically based products such as REALM fragrances. In addition, EROX provides significant in-store fragrance modeling to ensure that consumers driven to the stores by the Company's ongoing radio advertisements have the opportunity to actually experience REALM products once they reach the store.

         To lessen its dependence on a single class of trade and in an effort to leverage the expense of its radio advertising and promotion, the Company entered into agreements with distributors who focus on the fast growing perfumery and middle market department store classes of trade. These alternative channels provide additional exposure for the Company's products and human pheromone technology at a significantly lower cost than the better department stores. In mid-1997, the Company introduced a second women's fragrance line, inner REALM(R) initially to the department store class of trade. Results of this expensive product launch were disappointing. A decision was made to reposition this brand to the alternative channels of distribution in 1998, and results from the initial repositioning are encouraging. Repositioning will continue throughout 1998.

         To further reduce its dependence on a single market, the Company sought to increase its non-U.S. distribution. In 1995 and 1996, EROX entered into distribution agreements for the sale of REALM fragrances and toiletries in selected Middle East markets, including Saudi Arabia and the Gulf States as well as selected Duty Free markets in the Caribbean, South America and on the Mexican and Canadian borders. In 1997, additional South American markets were opened and discussions were undertaken for the profitable sale of REALM products in several European markets and the Far East. In early 1998, initial shipments were made under distribution agreements with distributors in Switzerland and the People's Republic of China. International expansion will continue to be a focus of EROX. The Company is very conscious of the fact that numerous brands of prestige fragrances have suffered immeasurable harm due to diversion by gray marketers. While realizing that certain levels of such diversion are inevitable, the Company hopes to curtail the risk of its REALM products being diverted back into the U.S. by gray market discounters by selecting duty free partners who purchase realistic quantities for sale in the regions they service. Such partnership agreements are subject to cancellation if significant diversion occurs.

Patents and Other Intellectual Property

         In December  1993 and January  1994,  the Company  received  two United
States patents for non-therapeutic compositions of fragrances and human pheromones for use as components in perfumes and personal care products and consumer and industrial products such as clothing, air fresheners and paper products. European patents regarding these compositions have been filed and are pending. In 1995, patents were granted in Taiwan, and in 1992 patents were granted in Mexico. EROX is also the exclusive licensee for non-therapeutic uses of pheromones in consumer products under a royalty-free world-wide perpetual license to five United States patent applications covering pheromone technology owned by Pherin Corporation. This technology is also the subject of foreign patent applications. The Company also relies on trade secrets protection for confidential and proprietary information.

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

Employees

         At March 1, 1998, the Company had twenty-four full-time employees. In addition, the Company retains consultants to provide advice in the areas of sales and marketing, public relations, product safety testing, regulatory compliance, MIS, product development and advertising. The Company also has access to scientific and professional consultants, who are retained directly by Pherin Corporation, and who undertake projects for the Company by virtue of the Company's agreement with Pherin. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees and consultants to be good.

Manufacturing

         The Company is dependent on third parties to manufacture its fragrance products. The Company has selected two essential oil companies, which provide fragrance products to the industry generally to supply such compounds to EROX in accordance with proprietary formulas developed for the Company. The Company has agreements in place with suppliers for its fragrances and has been supplied with commercial quantities of the Company's products for sale to consumers. While the Company is responsible for blending the human pheromones with these fragrances, final bottling and packaging of the fragrance and ancillary product lines are performed by independent manufacturers. These manufacturers selected by EROX have extensive experience in blending, filling and packaging fragrance, cosmetic and related products, and have the capacity to satisfy the Company's manufacturing needs, at least for the foreseeable future. The Company believes that such manufacturing services are widely available to the fragrance industry at competitive prices and has identified additional contract manufacturing companies. In addition, commercial scale production has taken place for the Company's fragrance bottles and other components as well as tubes for the Company's ancillary products.

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

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         Competition: The prestige fragrance market is volatile and extremely competitive. Consumer preferences and demands can shift dramatically reflecting changes in fashion and current fads. There are numerous fragrance products that are better known than the products marketed by the Company. There are also many companies which have substantially greater resources than EROX and which have the ability to invest heavily in new product development and introduction. The Company can expect that its competitors will attempt to compete with the Company through the introduction of new products and promotion of existing products.

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

         Marketing: The failure to establish and maintain the necessary sales or distribution channels could have a material adverse effect on the Company's business. Although the Company believes its marketing strategy is the most cost-effective way to introduce its products, there can be no assurance that broader-scale retail launches will be successful. The Company cannot guarantee that retail outlets or catalogs will continue to carry the EROX products. If the current strategy is unsuccessful, marketing of the Company's products would require a new strategy and may require a significantly more expensive sales effort for which the Company may not have sufficient funds.

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

         The retail environment in better department stores is increasingly challenging. Retailers have aggressively cut inventories across the board. Promotional support in the form of co-op advertising dollars is being cut back and retailers are feeling pressure to become more promotional in order to compete with price conscious chains appealing to bargain hunters. Fragrances and cosmetics are increasingly being sold in secondary markets such as discount perfumeries, drug chains and lower priced department stores. It is not anticipated that the department store class of trade in the U.S. will become more profitable in the near future.

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

         Dependence on third parties for manufacturing: The Company does not have facilities to manufacture its products and relies on Pherin to manufacture its pheromones and third parties to supply components and to blend, fill and package its fragrance products. The Company believes that such manufacturing services are the most effective method of producing its products. The majority of the fragrance industry uses contract fillers, and the Company has no current plans to set up its own filling facilities. However, as with any business that is not vertically integrated, if the Company is unable to obtain or retain fragrance suppliers, component manufacturers or third party manufacturing on acceptable terms, it may not be able to obtain commercial quantities of its products, which would adversely affect results.

Item 2.           Description of Property

         The Company presently occupies approximately 8,780 square feet of office and warehousing space for its headquarters in Fremont, California, pursuant to a lease which expires on October 31, 1998, and which is currently cancelable by the Company on 90 days written notice and by paying a $15,000 cancellation fee which may be waived under certain circumstances. The annual base rent was approximately $75,336 for the 12 months ended December 31, 1997 and will be $62,780 in 1998. Total rent expense may be increased by the Company's proportional share of any escalation related to taxes, common area charges and outside maintenance incurred by the complex in which the facility is located. During the year ended December 31, 1997, the Company incurred $101,023 in rent expense and related charges for this facility.

Item 3.           Legal Proceedings

         On February 3, 1997, a purported class action lawsuit was filed against the Company in the Superior Court of Contra Costa County, California. The suit alleged that the Company's packaging is constructed to facilitate the perpetration of deception and fraud in that the outer container has substantial empty spaces in it. The complaint sought unspecified damages and attorney's fees as well as other relief. The Company considered this action to be entirely without merit.

         On October 8, 1997, a request for dismissal of the purported class action lawsuit was filed by the plaintiff in Contra Costa County Superior Court. The dismissal was entered as requested. The Company knows of no other pending legal action.

Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the NASDAQ Small-Cap Market under the symbol EROX. As of March 1, 1998, there were approximately 325 holders of record of the Company's Common Stock. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held by nominees in "Street Name". Set forth below is the high and low bid information for the Company's Common Stock on the NASDAQ Small-Cap Market as reported in the Wall Street Journal during each of the four calendar quarters of 1996 and 1997.

                                               HIGH                     LOW
                                               ----                     ---
         1996
         First quarter                      $  4.13                    $ 2.50
         Second quarter                     $  8.78                    $ 3.25
         Third quarter                      $ 10.13                    $ 4.63
         Fourth quarter                     $  6.75                    $ 3.44

         1997
         First quarter                      $  4.88                    $ 2.94
         Second quarter                     $  3.63                    $ 1.19
         Third quarter                      $  2.69                    $ 1.00
         Fourth quarter                     $  1.94                    $  .66

         These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual sales.

         The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not plan to pay any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Year ended December 31, 1997 compared with the year ended December 31, 1996

         Net sales for the year ended December 31, 1997 were $17,169,616 compared to $20,323,028 for the prior year. This 15.5% decrease was attributed to decreases in purchases by U.S. department stores. In 1997, U.S. department store retailers began the year with significantly higher in-store fragrance inventories than planned. These retailers began an industry wide program to significantly reduce retail stock levels and increase inventory turns from three turns per year to six. This negatively impacted the Company's sales to this important class of trade. While the Company's sales to this class of trade were off 27% overall for the year, sell-through at the retail level increased from the prior year. During the last six months of 1997, consumer purchases of REALM fragrances at the Company's U.S. department store customers exceeded the prior year by over 2% compared to flat fragrance industry growth. This comparison indicates that the Company's customer base expanded while the overall category reflected lower consumer demand. During 1997, the Company launched its second fragrance inner REALM(R). Sales for this product line did not meet expectations. The Company plans to continue to distribute inner REALM on a more limited basis in specialty stores and selected markets. The Company also developed several secondary markets during 1997. These sales are handled through an authorized distributor to perfumeries and mid-priced department stores.

         Net sales for the years 1997 and 1996 were as follows:

        Markets:                         1997 Net Sales           1996 Net Sales
        --------                         --------------           --------------
        U.S. markets                       $15,723,331              $18,807,594
        Foreign markets                      1,446,285                1,515,434
                                           -----------              -----------
        Total Net Sales                    $17,169,616              $20,323,028
                                           ===========              ===========

         Gross margin for the year ended 1997 was 76% compared to 73% in 1996. Costs for the Company's new fragrance, inner REALM, were significantly lower than the component costs for the original REALM line of products. In the last quarter of 1997, the Company decreased the number of lower margin fragrance value sets made available for sale. These factors were offset by the increase in sales to lower margin classes of trade. The Company increased sales to secondary markets and duty free distributors in 1997. This move was made to increase overall operating profits as these classes of trade do not demand the same level of co-operative advertising expenditures for store sponsored vehicles. In the future, increasing sales to these secondary classes of trade may lower gross margin, but should increase operating profits.

         Research and development costs in 1997 decreased to $332,389 from $473,420 in 1996. Expenses in 1997 were mainly for payments to Pherin Corporation under the Company's ongoing R&D agreement. These expenses totaled $276,000 and $270,000 in 1997 and 1996, respectively. Total research and development costs in 1996 were higher than in 1997 due to costs for development of inner REALM (introduced in 1997) and for line extensions of the Company's REALM Men and REALM Women fragrances (introduced in the prior year).

         Selling, general and administrative expenses increased in 1997 to $16,034,659 from $13,088,248 in 1996 mainly due to advertising expenditures of $3,421,018 primarily related to the launch of inner REALM. Selling and advertising expenditures of $12,382,012 in 1997 compared to $9,639,617 in 1996. Advertising agreements to promote the launch of inner REALM were entered into early in 1997. The Company was unable to cancel these advertising agreements when it became apparent that inner REALM sales were not approaching the Company's internal sales plan. In the second half of 1997, the Company reduced the level of commitments for co-operative programs and focused expenditures on radio programs and in-store fragrance modeling.

         General and administrative expenses increased in 1997. Distribution and facilities costs increased as the Company added inner REALM to its line of products. Additional warehouse space was required and additional personnel were required for shipping. In 1996, the Company had employed mainly temporary workers in its warehouse operations. In 1997, the Company installed new shipping hardware and software required of all vendors by U.S. department stores. The level of accuracy required by these systems demands a higher level of skilled worker, and the Company has found it necessary to train full-time permanent employees for these jobs.

         Interest expense increased to $75,989 in 1997 from $7,879 in 1996 due to higher short term borrowings under the Company's line of credit.

         The Company recorded no income tax provision in 1997 due to the current year's net operating loss. In 1996, the Company recorded a provision equal to 5% of pretax income. This represented the federal and state alternative minimum taxes after utilizing the allowable amount of net operating loss carryforward for that year.

         Year ended December 31, 1996, compared with the year ended December 31, 1995.

         For the year ended December 31, 1996, the Company reported net sales of $20,323,028. This was a 126% increase over the prior year's net sales of $8,973,313. During 1996, the Company continued to expand its retail distribution and product line offerings. At the end of 1996, the Company's products were available in more than 1,350 US department store locations. This compared to 479 locations at the end of 1995. The additional doors opened during 1996 provided the Company with distribution into new metropolitan areas and expanded its customer base from three major chains in 1995 (Federated, Dillard Department Stores and Dayton Hudson Fields) to include May Company, Mercantile Stores, Younkers, Elder Berman, Carson Pirie Scott, McRaes, Proffitts, ZCMI, Jacobsons and Parisian.

         In addition to increasing distribution in upscale department stores in the United States, the Company also expanded into duty free and a limited number of international markets. In the spring of 1996, the Company began shipping to distributors in the Middle East. Several months later, REALM(R) products were introduced in 32 doors of Eaton Department Stores in Canada. The Company added duty free stores in Mexico and selected border stores in the U.S. and Canada. Overall, the Company increased its duty free and international business by 210% over 1995.

         Net sales for the years 1997 and 1996 were as follows:

         Markets:                      1996 Net Sales             1995 Net Sales
         -------                       --------------             --------------
         U.S. markets                    $18,807,594                $  8,496,183
         Foreign markets                   1,515,434                     477,130
                                         -----------                ------------
         Total Net Sales                 $20,323,028                $  8,973,313
                                         ===========                ============

         Gross margin increased two percentage points in 1996 to 73% from 71% in 1995 as the Company began to reap the benefits of several major cost cutting projects. First of these was the development of a new subcontractor to apply the red lacquer to the Company's signature 50ml bottles. For the first time, the automated application of colored lacquers to oblique angles of a bottle was successfully completed in commercial quantities. Following extensive testing and development work, the Company moved a major portion of its bottle decorating to this new subcontractor in early 1996, thereby increasing production capacity and reducing unit costs. In addition, the Company redesigned the most expensive component of the women's 50ml package reducing costs significantly without changing the aesthetic feel or the function. These changes, coupled with a move to a one-piece pump, lowered costs on the Company's red lacquered bottles by more than 30%. These cost savings made it possible to develop attractively priced sets of fragrance products while maintaining competitive gross margin levels.

         Due to different pricing structures, gross margins vary considerably between the Company's major classes of customers. Gross margins for duty free and international sales are significantly below those of department store sales. The Company does not consider this to be detrimental to overall profitability since additional selling and marketing dollars are not needed to support these non-U.S. sales. All promotional expenditures are the contractual responsibility of the distributor.

         Research and development costs in 1996 increased to $473,420 from $288,051 in 1995 as the Company developed new fragrance items under its REALM Women and REALM Men fragrance lines and its new women's fragrance, inner REALM. In addition to payments to Pherin of $270,000 in 1996, the Company made expenditures for fragrance and primary and secondary packaging design and development and consumer and product testing. In 1996, four new items were introduced a women's body cream and an after bath body talc, a men's antiperspirant/deodorant and the REALM Roulette. Included in R&D expenditures in 1996 are testing and development costs for these products. During 1996, the Company and scientists at Pherin developed a program of training and public relations to convey the scientific findings that differentiate this new fragrance. Payments to Pherin in 1995 under the Company's ongoing R&D agreement were $240,000.

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

Liquidity

         At December 31, 1997, the Company had cash and cash-equivalents equal to $248,617 and working capital of $4,329,799. These balances at December 31, 1996 were $2,059,084 and $5,258,089, respectively. Net cash used in operating activities was $4,204,364, $589,788 and $2,334,656 for the years ended December 31, 1997, 1996 and 1995, respectively. Issuance of convertible preferred stock to a long-term investor in the amount of $2,145,535 partially offset cash usage in 1997. Other cash infusions were from bank borrowings, the issuance of common stock and maturity of investments in the amounts of $340,290, $550,816 and
$4,091,788  for  1997,  1996 and  1995,  respectively.  At  December  31,  1997, borrowings against the Company's $3,000,000 line of credit were $548,000. Assuming the Company's activities proceed substantially as planned, the Company's current cash, line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory, accounts receivable financing and staffing.

         Additional working capital may be required should the Company fail to generate anticipated increased consumer response levels. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its current products and expanded product lines and geographical territories. Funds would be needed for inventory build, accounts receivable financing and staffing purposes. If the Company fails to achieve significant revenues from its 1998 marketing efforts or if expansion proves to be more capital intensive than planned, the Company may require additional funding.

         In March 1997, the Company renegotiated its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California ("the Bank"). On March 23, 1998, the Company signed a commitment letter with the Bank providing for a renewal of the line of credit. The Company may borrow up to $3,000,000 million at an interest rate equal to the Bank's prime rate plus .75 % with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on April 1, 1999, contains certain debt-to-equity and working capital covenants.


Item 7.  Financial Statements

         See  the  Financial   Statements  listed  in  Item  13(a),   which  are
incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The executive officers of the Company and their ages as of March 1, 1998 are as follows:

                  Name                Age                             Position
                  ----                ---                             --------
         William P. Horgan             50          Chairman, Chief Executive Officer and Director

         Michael V. Stern              39          President and Director

         Maxine C. Harmatta            47          Vice President, Finance and Administration


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

Michael V. Stern was named President in November 1996. He had served as a Director since March 1993, and was appointed Vice President Sales and Marketing in February 1994. Prior to that, from February 1993 until February 1994 he was Director of Marketing and Sales for McGuire Company, a division of Kohler Company. He also served as a management consultant for Carter, Hawley, Hale, a department store operation, from May 1992 until February 1993. From prior to 1989 until May 1992, Mr. Stern held various management positions with R.H. Macy in its California Division.

Maxine C. Harmatta was appointed Vice President, Finance and Administration in December 1996. She joined the Company in March 1994 and served as Vice President, Controller until January 1996 when she assumed responsibility for operations as Vice President, Finance and Operations. From July 1992 until February 1994, she was Controller for Revo, Inc., a manufacturer of performance and fashion eyewear. Ms. Harmatta was Controller of Easton Aluminum, Inc., a manufacturer and distributor of sporting goods and consumer products, from June 1986 until July 1992.

         The remainder of this item is incorporated by reference to the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders (the "Proxy Statement").

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

Item 13.          Exhibits and Reports on Form 8-K


         (a)      Financial Statements.  The following are filed as a part of this report:
                                                                                                                    Page
                                                                                                                    -----
                  Report of Independent Auditors                                                                    F-1
                  Balance Sheets -- December 31, 1997 and 1996                                                      F-2
                  Statements of Operations -- Years ended December 31, 1997, 1996 and 1995                          F-3
                  Statements of Shareholders' Equity - Three Years ended December 31, 1997                          F-4
                  Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995                          F-5
                  Notes to Financial Statements                                                                     F-6


         (b)      Reports on form 8-K.  None

         (c) Exhibits. The following exhibits are filed as part of this report:


         EXHIBIT
         NUMBER                     EXHIBIT TITLE
         ------                     -------------
          3.1           Copy of the Registrant's Articles of Incorporation (1)
          3.1.1         Certificate of Determination of Preferences of Series AA Preferred Stock of Registrant
          3.2           Copy of Registrant's By-laws (1)
         10.1           Registrant's Stock Plan* (1)
         10.2           Research and Development Agreement between Registrant and Pherin dated
                                 July 1, 1992 (1)
         10.7           Technology Transfer Agreement between Registrant and Pherin dated
                                 August 23, 1991 (1)
         10.10          Registrant's Non-employee Directors Stock Option Plan* (2)
         10.12          Standard  Industrial  Lease  -  Net  between
                                 Registrant  and  SCI  Limited  Partnership-I
                                 dated    September    29,   1995   for   the
                                 Registrant's California facility (3)
         10.13          Amendment to Research and Development Agreement between Registrant and
                                 Pherin dated February 29, 1996  (3)
         10.14          Business Loan Agreement dated July 1, 1997 (4)
         23.1           Consent of Ernst & Young LLP, independent auditors                                        E-27
         27.01          Financial Data Schedule                                                                   E-28

(1) Filed as an exhibit with corresponding exhibit no. to Registrant's Registration Statement on Form SB-2 (Registration No. 33-52340) and incorporated herein by reference.

(2) Filed as an exhibit with corresponding exhibit no. to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1993.

(3) Filed as an exhibit with corresponding exhibit no. to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1996.

(4) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on Form 10-QSB for the Three Months ended June 30, 1997.

*        Management contract or compensatory plan

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, EROX Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on March 26, 1998.


                                             EROX CORPORATION


                                             By: /s/ William P. Horgan
                                                --------------------------------

                                             Name: William P. Horgan
                                                   -----------------------------

                                             Title: Chairman of the Board
                                                    ----------------------------


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


                  SIGNATURE                          CAPACITY                           DATE
                  ---------                          --------                           ----
/s/ William P. Horgan                                Chief Executive Officer            March 26, 1998
--------------------------------------------         and Director
William P. Horgan

/s/ Michael V. Stern                                 President and Director             March 30, 1998
--------------------------------------------
Michael V. Stern

/s/ Maxine C. Harmatta                               Vice President,                    March 26, 1998
---------------------------------------------        Principal Financial and
Maxine C. Harmatta                                   Accounting Officer


/s/ Bernard I. Grosser                               Director                           March 30, 1998
--------------------------------------------
Bernard I. Grosser, MD


/s/ Michael D. Kaufman                               Director                           March 30, 1998
--------------------------------------------
Michael D. Kaufman


/s/ Helen C. Leong                                   Director                           March 30, 1998
--------------------------------------------
Helen C. Leong


/s/ Robert Marx                                      Director                           March 30, 1998
-------------------------------------------
Robert Marx


                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
EROX Corporation

         We have audited the accompanying balance sheets of EROX Corporation as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EROX Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                               Ernst & Young LLP


Palo Alto, California
February 6, 1998


                                                          EROX Corporation

                                                           Balance Sheets

                                                                                             December 31,               December 31,
                                                                                                1997                       1996
                                                                                             ------------              ------------
Assets

Current assets:
  Cash and cash equivalents                                                                  $    248,617              $  2,059,084
  Accounts receivable, net of allowances of $822,813
   and $501,677 in 1997 and 1996, respectively                                                  3,084,784                 2,813,135
  Inventory                                                                                     3,421,298                 2,906,517
  Other current assets                                                                            128,817                    74,414
                                                                                             ------------              ------------
Total current assets                                                                            6,883,516                 7,853,150

Property and equipment, net                                                                        99,491                    71,516
                                                                                             ------------              ------------
                                                                                             $  6,983,007              $  7,924,666
                                                                                             ============              ============


Liabilities and shareholders' equity
Current liabilities:
  Loan payable, bank                                                                         $    548,000              $    500,000
  Accounts payable                                                                                800,648                 1,218,741
  Accrued advertising                                                                             743,900                   218,249
  Accrued compensation                                                                             38,733                   176,038
  Other accrued expenses                                                                          422,436                   482,033
                                                                                             ------------              ------------
Total current liabilities                                                                       2,553,717                 2,595,061


Commitments                                                                                          --                        --

Shareholders' equity:
  Convertible  preferred  stock,  issuable in series,
    no par value, 10,000,000
    shares  authorized, 1,433,333,  and -0- shares
    issued and  outstanding  at
    December 31, 1997 and December 31, 1996,
    respectively
                                                                                                2,145,535                      --
  Common stock, no par value, 40,000,000 shares
    authorized,  10,289,488 shares
    issued  and  outstanding at December 31, 1997
    and 10,156,905 shares at
    December 31, 1996                                                                          17,667,024                17,374,734
  Accumulated deficit                                                                         (15,383,269)              (12,045,129)
                                                                                             ------------              ------------
Total shareholders' equity                                                                      4,429,290                 5,329,605
                                                                                             ------------              ------------

                                                                                             $  6,983,007              $  7,924,666
                                                                                             ============              ============

See accompanying notes.

                                                          EROX Corporation

                                                      Statements of Operations

                                                                                             Years ended December 31,
                                                                           ---------------------------------------------------------
                                                                               1997                  1996                   1995
                                                                           ------------          ------------          ------------
Net sales                                                                  $ 17,169,616          $ 20,323,028          $  8,973,313
Cost of goods sold                                                            4,079,555             5,487,801             2,602,549
                                                                           ------------          ------------          ------------

Gross profit                                                                 13,090,061            14,835,227             6,370,764

Expenses:
   Research and development                                                     332,389               473,420               288,051
   Selling, general and administrative                                       16,034,659            13,088,248             7,178,882
                                                                           ------------          ------------          ------------

Total expenses                                                               16,367,048            13,561,668             7,466,933
                                                                           ------------          ------------          ------------

Income (loss) from operations                                                (3,276,987)            1,273,559            (1,096,169)

Interest income                                                                  12,621                20,612               113,142
Interest (expense)                                                              (75,989)               (7,879)                 --
Other (expense)                                                                   2,215                (4,651)                 --
                                                                           ------------          ------------          ------------

Income (loss) before income taxes                                            (3,338,140)            1,281,641              (983,027)

Income taxes                                                                       --                  64,082                  --
                                                                           ------------          ------------          ------------

Net income (loss)                                                          $ (3,338,140)         $  1,217,559          $   (983,027)
                                                                           ============          ============          ============

Net income (loss) per common share-basic                                   $      (0.32)         $       0.12          $      (0.10)
                                                                           ============          ============          ============

Net income (loss) per common share-
  assuming dilution                                                        $      (0.32)         $       0.12          $      (0.10)
                                                                           ============          ============          ============

Weighted average shares used in
  calculation of earnings per share                                          10,271,377             9,998,770             9,866,260
                                                                           ============          ============          ============

Weighted average shares and equivalents,
  if dilutive, used in calculation of net income
  (loss) per common share                                                    10,271,377            10,508,680             9,866,260
                                                                           ============          ============          ============

See accompanying notes.


                                               EROX Corporation

                                      Statements of Shareholders' Equity


                                                         Three Years ended December 31, 1997
                                        -------------------------------------------------------------------------
                                          Convertible
                                           Preferred                                                  Total
                                             Stock              Common          Accumulated       Shareholders'
                                           Series AA            Stock             Deficit            Equity
                                        -----------------   ---------------   ----------------   ----------------
Balances at December 31, 1994                  -                16,693,918       (12,279,661)          4,414,257

Exercise of stock options for
   60,000 shares for cash                                          130,000                               130,000
Net loss                                                                            (983,027)          (983,027)
                                        -----------------   ---------------   ----------------   ----------------

Balances at December 31, 1995                  -                16,823,918       (13,262,688)          3,561,230

Exercise of stock options for
   234,933 shares for cash                                         530,816                               530,816
Exercise of warrants for
   10,000 shares for cash                                           20,000                                20,000
Net income                                                                          1,217,559          1,217,559
                                        -----------------   ---------------   ----------------   ----------------

Balances at December 31, 1996                  -                17,374,734       (12,045,129)          5,329,605

Exercise of stock options for
   132,583 shares for cash                                         292,290                               292,290
Issuance of 1,433,333 shares of
   AA convertible preferred
   stock for cash, net of issuance
   costs                                       2,145,535                                               2,145,535
Net loss                                                                          (3,338,140)         (3,338,140)
                                        -----------------   ---------------   ----------------   ----------------

Balances at December 31, 1997           $      2,145,535    $    17,667,024   $   (15,383,269)   $      4,429,290
                                        =================   ===============   ================   ================


See accompanying notes.

                                                          EROX Corporation

                                                      Statements of Cash Flows


                                                                                              Years ended December 31,
                                                                              ------------------------------------------------------
                                                                                  1997                1996                 1995
                                                                              -----------          -----------          -----------
Cash flows from operating activities
Net income (loss)                                                             $(3,338,140)         $ 1,217,559          $  (983,027)
Adjustments  to  reconcile  net  income  (loss)
 to net cash  used in  operating activities:
  Depreciation and amortization                                                    63,953               95,470              171,242
   Amortization of premium/discount on
  securities, net                                                                    --                   --                    (53)

  Changes in operating assets and liabilities:
    Accounts receivable                                                          (271,649)            (858,627)          (1,813,108)
    Inventory                                                                    (514,781)          (1,106,789)            (993,585)
    Other current assets                                                          (54,403)              94,371              (49,902)
    Accounts payable                                                             (418,093)             486,964              392,857
    Accrued advertising                                                           525,651             (344,391)             562,640
    Accrued compensation and other accrued expenses                              (196,902)            (174,345)             378,280
                                                                              -----------          -----------          -----------
Net cash used in operating activities                                          (4,204,364)            (589,788)          (2,334,656)

Cash flows from investing activities
Proceeds from maturity of held-to-maturity investments                               --                   --              3,461,788
Purchase of property and equipment                                                (91,928)             (88,772)             (90,485)
                                                                              -----------          -----------          -----------
Net cash provided by (used in) investing activities                               (91,928)             (88,772)           3,371,303

Cash flows from financing activities
Proceeds from bank borrowings                                                      48,000                 --                500,000
Proceeds from issuance of common stock                                            292,290              550,816              130,000
Proceeds from issuance of convertible preferred stock                           2,145,535                 --                   --
                                                                              -----------          -----------          -----------
Net cash provided by financing activities                                       2,485,825              550,816              630,000

Net increase/(decrease) in cash and cash equivalents                           (1,810,467)            (127,744)           1,666,647
Cash and cash equivalents at beginning of the year                              2,059,084            2,186,828              520,181
                                                                              -----------          -----------          -----------
Cash and cash equivalents at end of the year                                  $   248,617          $ 2,059,084          $ 2,186,828
                                                                              ===========          ===========          ===========



See accompanying notes.

                                EROX Corporation
                          Notes to Financial Statements
                                December 31, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         EROX Corporation (the "Company") was incorporated in the State of California in 1989. The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. The Company currently sells its REALM fragrance products through department and specialty stores across the United States and selected International markets.

Revenue Recognition

         Revenue is recorded at the time of merchandise shipment, net of provisions for returns. The majority of the Company's sales are to large department store chains. During 1997 three customers comprised 30%, 21% and 15% of the Company's total sales. The Company's foreign sales approximated 3.2% and 4.4% of net sales during fiscal 1997 and 1996, respectively. Foreign currency transaction gains and losses are included in the results of operations and were immaterial for all periods presented.

Advertising Expense

         The cost of advertising is expensed as incurred. The Company incurred $5,912,176, $4,447,061, and $2,716,997 in advertising costs during 1997, 1996, and 1995, respectively.

Stock Based Compensation

         The Company grants stock options to employees and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant.

Net Income/Loss Per Share

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All per share amounts for all periods have been presented and where necessary, restated to conform to Statement 128 requirements.

         Basic net income/(loss) per share is computed using the weighted-average number of common shares outstanding. Diluted net income/(loss) per share is computed using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury stock method and dilutive convertible securities using the if-converted method. Diluted loss per share is computed using the weighted-average number of common shares outstanding during the period. Common stock equivalents are excluded from the diluted loss per share computation as their effect in antidilutive.


The  following   table  sets  forth  the   computation  for  basic  and  diluted
earnings/(loss) per share:
                                                                             December 31,         December 31,         December 31,
                                                                                1997                  1996                 1995
                                                                            ------------          ------------         ------------
Numerator:
Net income (loss) from operations                                           $ (3,338,140)         $  1,217,559         $   (983,027)
Denominator:
Denominator for basic earnings per share-data                                 10,271,377             9,998,770            9,866,260
Effect of dilutive securities:
  Employee stock options                                                            --                 509,910                 --
                                                                            ------------          ------------         ------------
Denominator for diluted earnings per share-data                               10,271,377            10,508,680            9,866,260

Basic net income (loss) per share                                           $      (0.32)         $       0.12         $      (0.10)
                                                                            ------------          ------------         ------------
Diluted net income (loss) per share                                         $      (0.32)         $       0.12         $      (0.10)
                                                                            ------------          ------------         ------------

                                EROX Corporation
                          Notes to Financial Statements
                                December 31, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The inventory at December 31, 1997 consists of finished goods inventory valued at $1,665,393, work in process of $151,143 and raw materials of $1,604,762. At December 31, 1996, these balances were $1,188,882, $154,347 and
$1,563,288, respectively.

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

2.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                      Years ended December 31,
                                                     ---------------------------
                                                        1997             1996
                                                     ----------       ----------
              Molds                                   $477,769         $477,769
              Computer hardware                         93,487           62,204
              Computer software                        128,647           87,394
              Furniture and other office equipment      90,563           71,171
                                                     ---------        ---------
                                                       790,466          698,538
                                                     ---------        ---------
              Less: Accumulated depreciation          (690,975)        (627,022)
                                                     ---------        ---------
                                                     $  99,491        $  71,516
                                                     =========        =========

3.       LOAN PAYABLE, BANK

         At December 31, 1997, there was a loan payable of $548,000 under the Company's Line of Credit with Mid-Peninsula Bank. Under the terms of this agreement the Company may borrow up to 75% of allowable accounts receivable as defined. The interest rate on borrowings is the bank's prime rate plus 0.75%. Borrowings are primarily secured by the Company's accounts receivable and inventories. The agreement will expire April 1, 1998. See Note 8.

4.       COMMITMENTS

         Effective September 29, 1995, the Company entered into a lease arrangement for office space in Fremont, California until October 31, 1998. The annual base rent will be approximately $75,336 and $62,780 for the years ended December 31, 1997 and 1998, respectively. The lease also provides for payments related to taxes, common area charges and outside maintenance. Total rental expense was $138,540, $88,776 and $68,168 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.       SHAREHOLDERS' EQUITY

Convertible Preferred Stock

         On August 25, 1997, the Company obtained additional equity capital from affiliates of a current shareholder by issuing 1,433,333 shares of convertible preferred stock. This investment provided the Company with $2,145,535, net of issuance costs, in equity capital that was used to reduce bank borrowings and finance accounts receivable.

                                EROX Corporation
                          Notes to Financial Statements
                                December 31, 1997

5.        SHAREHOLDERS' EQUITY (continued)

         Holders of shares of convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted. Reserved for the future conversion of this preferred stock are 1,433,333 shares of common stock. No dividends are payable in connection with these preferred shares.

         Each share of preferred stock shall be convertible at $1.50 per share of common stock. Such initial conversion price shall be increased quarterly beginning October 1, 1997 by $.0225 such that the original issue price shall increase by $.09 per share each year. In addition, each preferred share shall automatically convert in the event of any of the following:

1. Immediately after the closing bid price of the common stock on the NASDAQ Stock Market exceeds $5.00 per share for a period of twelve consecutive weeks.

2. Immediately after the Company reports earnings per common share for any fiscal year of $.50 or greater.

3. Upon the written request for such conversion by sixty-six and two-thirds percent (66 2/3%) of the then outstanding preferred stockholders.

4.   At the  time  that  sixty-six  and  two-thirds  percent   (66 2/3%)  of the
     preferred stock ever outstanding have converted to common stock.

Stock Plan

         In 1990, the Company adopted a stock option plan (the "Plan"), which is administered by the Compensation and Stock Option Committee of the Board of Directors. The maximum number of shares that may be issued under the Plan is 2,125,000. Terms and conditions of stock options are set by the Board of Directors. Options may be granted at the fair value at the date of the grant as determined by the Board of Directors. Options for a holder of more than 10% of the voting stock of the Company may be granted at not less than 110% of fair market value. Options have a maximum term of ten years or a shorter period as set forth in the option agreement, and generally vest over a four-year period unless otherwise specified. Options granted to a shareholder with 10% or more of the voting stock of the Company have a maximum term of five years.


         A summary of the option activity under the Plan is as follows:

                                                    WEIGHTED                                             WEIGHTED
                                                     SHARES                                              AVERAGE
                                                     UNDER                      OPTION PRICE             EXERCISE
                                                     OPTION                      PER SHARE                PRICE
                                                     ------                      -----------             -------
         Balance, December 31, 1994                 637,000                    $1.53 - $2.25              $1.98
                  Options granted                   219,000                    $1.38 - $3.72              $2.02
                  Options exercised                 (60,000)                   $2.00 - $2.25              $2.17
                                                  ----------
         Balance, December 31, 1995                 796,000                    $1.38 - $3.72              $1.97
                  Options granted                   498,600                    $2.94 - $7.91              $4.95
                  Options exercised                (234,933)                   $1.56 - $4.00              $2.26
                  Options canceled                   (8,167)                   $1.53 - $3.72              $3.54
                                                 ------------
         Balance, December 31, 1996               1,051,500                    $1.38 - $7.91              $3.16
                  Options granted                   100,000                       $1.58                   $1.58
                  Options exercised                (102,583)                   $1.53 - $2.13              $2.05
                  Options canceled                  (12,500)                   $1.60 - $3.72              $3.30
                                                 -----------
         Balance, December 31, 1997               1,036,417                    $1.38 - $7.91              $3.11
                                                  =========

At December 31, 1997, a total of 263,067 shares of the Company's common stock was reserved for future grants under the Plan, and options to purchase 549,787 shares were exercisable.

         In June 1993, the Company's Board of Directors adopted a Non-Employee Directors' Stock Option Plan covering a total of 275,000 shares of common stock, which provides for a one-time automatic grant of options to purchase 25,000 shares of common stock and annual grants thereafter of options to purchase 10,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant.

                                EROX Corporation
                          Notes to Financial Statements
                                December 31, 1997

5. SHAREHOLDERS' EQUITY (Continued)

The stock option activity under the Plan was as follows:
                                                                                                             WEIGHTED
                                                         SHARES                                              AVERAGE
                                                         UNDER                     OPTION PRICE              EXERCISE
                                                         OPTION                     PER SHARE                 PRICE
                                                         ------                     ---------                 -----
         Balance, December 31, 1994                      115,000                   $1.64 - $4.00              $2.97
                  Options granted                         40,000                       $2.20                  $2.20
                                                      ----------
         Balance, December 31, 1995                      155,000                   $1.64 - $4.00              $2.77
                  Options granted                         40,000                       $7.88                  $7.88
                                                      ----------
         Balance, December 31, 1996                      195,000                   $1.64 - $7.88              $3.82
                  Options granted                         55,000                       $1.58                  $1.58
                  Options exercised                      (30,000)                  $2.00 - $4.00              $2.73
                                                      ----------
         Balance, December 31, 1997                      220,000                   $1.64 - $7.88              $3.45
                                                      ==========

At December 31, 1997, a total of 25,000 shares of the Company's common stock was reserved for future grants under the Plan, and options to purchase 188,330 shares were exercisable.

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
                                                                       Option Grants    Option Grants     Option Grants
                                                                           1997              1996               1995
                                                                           ----              ----               ----
Risk-Free Interest Rates                                               5.91% to 6.44%   4.95% to 6.50%       5.82% to 7.09%
Dividend Yield                                                              -0-               -0-                -0-
Volatility factor of the Company's common stock                             .99              .88                 .88
Weighted average expected life beyond each
         respective  vesting  period                                      1 year          1 year               1 year

         The weighted average fair value of options granted during 1995, 1996 and 1997 was $.87, $2.60 and $.90, respectively.

         The  Black-Scholes  option  valuation  model was  developed  for use in estimating  the fair value of traded  options that have no vesting  restrictions and are fully  transferable.  In addition,  option  models  require the input of highly  subjective  assumptions  including the expected stock price  volatility.
Because the Company's employee stock options have characteristics  significantly different from those of traded  options,  and because  changes in the subjective assumptions  can  materially  affect the fair value  estimate,  in  management's opinion,  the  existing  models do not  necessarily  provide a  reliable  single measure of the fair value of its employee stock options.  Had compensation  cost for the Company's  employee stock option plan been determined  based on the fair value at the grant  dates for  awards  under  those  plans  consistent  with the methodology of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated:
                                                                           1997             1996              1995
                                                                           -----            ----              ----
Pro forma net income (loss)                                            $(4,081,816)      $   719,981      $(1,146,808)
Pro forma income (loss) per share                                      $      (.40)      $       .07      $      (.12)

         Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will

                                EROX Corporation
                          Notes to Financial Statements
                                December 31, 1997

5.        SHAREHOLDERS' EQUITY (continued)

not be fully reflected until 1998. The following table summarizes information about stock options outstanding at December 31, 1997:

                                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                           ----------------------------------------------------------         -----------------------------
                                                        WEIGHTED
                                                         AVERAGE             WEIGHTED                             WEIGHTED
   RANGE OF                    NUMBER                   REMAINING            AVERAGE            NUMBER             AVERAGE
   EXERCISE                 OUTSTANDING                CONTRACTUAL           EXERCISE         EXERCISABLE          EXERCISE
    PRICES                  AT 12/31/97                   LIFE                PRICE            AT 12/31/97          PRICE
--------------             -------------               -----------           --------         ------------        ----------
$0.79 to $1.58                375,000                     3.3                 $1.52             239,373             $1.51
$1.58 to $2.37                344,317                     4.6                 $1.96             278,562             $2.00
$2.37 to $4.74                167,600                     4.3                 $3.32              95,310             $3.55
$4.74 to $7.91                379,500                     5.1                 $5.81             124,875             $6.31
                            ---------                     ---                 -----             -------             -----
$0.79 to $7.91              1,256,417                     4.3                 $3.17             738,120             $2.77
                            =========                                                           =======

6.       RELATED PARTY TRANSACTIONS

         On February 29, 1996, the Company renewed a research and development agreement with Pherin Corporation ("Pherin"), a company related by common shareholders, whereby Pherin supplies EROX with its required synthesized human pheromones and also provides to EROX research and development and scientific public relations services. This renewal expires on March 1, 1998. The total expense incurred pursuant to the Company's research and development agreement with Pherin Corporation during the fiscal years ended December 31, 1997, 1996, and 1995 was $280,000, $270,000 and $240,000, respectively. See Note 8.

7.       INCOME TAXES

         There was no provision for income taxes for the year ended December 31, 1997 as the Company incurred a net operating loss. For the year ended December 31, 1996, the provision for income taxes consists of the following:

         Current:
                  Federal                   $24,903
                  State                      39,179
                                          ---------
                                            $64,082
                                          =========

         The Company's effective income tax provision for the year ended December 31, 1996 differs from the statutory federal income tax rate of 34% due to the following:

         Expected tax provision at federal statutory rate              $423,345
         State taxes                                                     39,179
         Benefit of net operating loss carryforward                    (398,442)
                                                                       --------
         Provision for income taxes                                    $ 64,082
                                                                       ========

         At December 31, 1997, the Company had net operating loss carryforwards of approximately $12,940,000. The Company also had federal research and development tax carryforwards of approximately $140,000. The net operating loss and credit carryforwards will expire between 2004 and 2012.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

         Deferred tax asset:                                                1997                      1996
                                                                            -----                     ----
                  Net operating loss carryforward                        $4,590,000                $3,030,000
                  Research credit carryforward                              180,000                   170,000
                  Returns Reserve                                           330,000                   201,000
                  Other, net                                                360,000                   309,000
                  Valuation allowance for deferred tax assets            (5,460,000)               (3,710,000)
                                                                         ----------                ----------
         Net deferred tax assets                                         $       -                 $       -
                                                                         ==========                ==========


                                EROX Corporation
                          Notes to Financial Statements
                                December 31, 1997

7.       INCOME TAXES (continued)

         Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased in 1997 by $1,750,000 and decreased by $390,000 in 1996.

8.       SUBSEQUENT EVENT (unaudited)

         On February 10, 1998, the Company renewed its research and development agreement with Pherin Corporation. The term of the agreement is a minimum of one year and the stipulated payments are $23,000 per month.

         On March 23, 1998, the Company renegotiated its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California. The Company may borrow up to $3.0 million at an interest rate equal to the bank's prime rate plus .75% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on April 1, 1999, contains certain debt-to-equity and working capital covenants.