Form 10QSB
period 1998-03-31
EROX CORP
filed 1998-05-14
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (MARK ONE)

          [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,289,488 shares of Common Stock as of May 5, 1998.

                                                                 Total Pages: 21

                                EROX CORPORATION

                                                        INDEX
                                                                                                                Page
                                                                                                                ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Condensed Balance Sheets (Unaudited) as of March 31, 1998
                  and December 31, 1997...........................................................................2

                  Statements of Operations (Unaudited) for the Three Months Ended
                  March 31, 1998 and 1997.........................................................................3

                  Condensed Statements of Cash Flows (Unaudited) for the Three Months
                  Ended March 31, 1998 and 1997...................................................................4

                  Notes to Condensed Financial Statements (Unaudited).............................................5

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations...........6

PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.................................................................8

SIGNATURES........................................................................................................9

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                                EROX Corporation

                                 Balance Sheets
                                                         March 31,     December 31,
                                                           1998            1997
                                                       ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                            $     33,930    $    248,617
  Accounts receivable, net of allowances of $499,606      2,670,450       3,084,784
   and $822,813 in 1998 and 1997, respectively
  Inventory                                               3,215,413       3,421,298
  Other current assets                                      146,276         128,817
                                                       ------------    ------------
Total current assets                                      6,066,069       6,883,516

Property and equipment, net                                  84,366          99,491
                                                       ------------    ------------

                                                       $  6,150,435    $  6,983,007
                                                       ============    ============

Liabilities and shareholders' equity



  Loan payable, bank                                   $    614,462    $    548,000
  Accounts payable                                          393,631         800,648
  Other accrued expenses                                  1,486,122       1,205,069
                                                       ------------    ------------
Total current liabilities                                 2,494,215       2,553,717

Commitments                                                    --              --

Shareholders' equity:
  Convertible  preferred  stock,  issuable in
    series,  no par value,  10,000,000 shares
    authorized, 1,433,333 shares issued and
    outstanding at March 31, 1998
    and December 31, 1997, respectively                   2,145,535       2,145,535

  Common stock, no par value,  40,000,000 shares
    authorized,  10,289,488 shares
    issued and outstanding at March
    31, 1998 and December 31, 1997, respectively         17,667,024      17,667,024
  Accumulated deficit                                   (16,156,339)    (15,383,269)
                                                       ------------    ------------
Total shareholders' equity                                3,656,220       4,429,290
                                                       ------------    ------------
                                                       $  6,150,435    $  6,983,007
                                                       ============    ============

See accompanying notes.

                                EROX Corporation

                            Statements of Operations

                                                      Quarter ended March 31,
                                                      -----------------------

                                                   ------------    ------------
                                                       1998            1997
                                                   ------------    ------------

Net sales                                          $  3,363,161    $  5,096,289
Cost of goods sold                                    1,044,199         907,686
                                                   ------------    ------------

Gross profit                                          2,318,962       4,188,603

Expenses:
   Research and development                              82,132          91,770
   Selling, general and administrative                2,999,595       3,907,279
                                                   ------------    ------------

Total expenses                                        3,081,727       3,999,049
                                                   ------------    ------------

Income (loss) from operations                          (762,765)        189,554

Interest income                                              56          11,980
Interest (expense)                                      (10,955)         (2,543)
Other (expense)                                             594           1,474
                                                   ------------    ------------

Income (loss) before income taxes                      (773,070)        200,466

Income taxes                                               --            10,783
                                                   ------------    ------------

Net income (loss)                                  $   (773,070)   $    189,683
                                                   ============    ============

Net income (loss) per common share-basic           $       (.08)   $        .02
                                                   ============    ============

Net income (loss) per common share-
  assuming dilution                                $       (.08)   $        .02
                                                   ============    ============

Weighted average shares used in
  calculation of earnings per share                  10,289,488      10,221,260
                                                   ============    ============

Weighted average shares and equivalents,
  if dilutive, used in calculation of net income
  (loss) per common share                            10,289,488      10,577,397
                                                   ============    ============

See accompanying notes.

                                EROX Corporation

                            Statements of Cash Flows


                                                      Quarter ended March 31,
                                                      -----------------------

                                                         1998          1997
                                                     -----------    -----------
Cash flows from operating activities
Net income (loss)                                    $  (773,070)   $   189,682

Adjustments  to  reconcile  net  income  (loss)
  to net cash  used in  operating  activities:
  Depreciation and amortization                           15,125         15,296

  Changes in operating assets and liabilities:
    Accounts receivable                                  414,334     (1,677,813)
    Inventory                                            205,885     (1,602,757)
    Other current assets                                 (17,459)      (385,062)
 Accounts payable and accrued liabilities               (125,964)       862,406
                                                     -----------    -----------
Net cash used in operating activities                   (281,149)    (2,598,247)

Cash flows from investing activities
Purchase of property and equipment                          --          (87,254)
                                                     -----------    -----------
Net cash provided by (used in) investing activities         --          (87,254)

Cash flows from financing activities
Proceeds from bank borrowings                             66,462        442,378
Proceeds from issuance of common stock                      --          184,039
                                                     -----------    -----------
Net cash provided by financing activities                 66,462        626,417

Net increase/(decrease) in cash and cash equivalents    (214,687)    (2,059,084)
Cash and cash equivalents at beginning of the year       248,617      2,059,084
                                                     -----------    -----------
Cash and cash equivalents at end of the year         $    33,930    $      --
                                                     ===========    ===========


See accompanying notes.

                                EROX Corporation

                     Notes to Condensed Financial Statements
                                   (unaudited)

                                 March 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Inventory

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at March 31, 1998 consists of finished goods inventory valued at $1,512,065 work in process of $210,754 and raw materials of $1,492,594. At December 31, 1997, these balances were $1,665,393, $151,143 and
$1,604,762, respectively.

Net (Loss) Income Per Share

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All per share amounts for all periods have been presented, and where necessary, restated to conform to Statement 128 requirements.

         Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding. Diluted net income per share is computed using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury stock method and dilutive convertible securities using the if-converted method. Diluted loss per share is computed using the weighted-average number of common shares outstanding during the period. Common stock equivalents are excluded from the diluted loss per share computation as their effect in antidilutive. The following table sets forth the computation for basic and diluted (loss) income per share:

                                                   March 31, 1998  March 31 1997
                                                    ------------    ------------
Numerator:
Net (loss) income from operations                   $   (773,070)   $    189,683
Denominator:
Denominator for basic earnings per share-data         10,289,488      10,221,260
Effect of dilutive securities:
  Employee stock options                                    --           356,137
                                                    ------------    ------------
Denominator for diluted earnings per share-data       10,289,488      10,577,397

Basic net (loss) income per share                   $      (0.08)   $       0.02
                                                    ------------    ------------
Diluted net (loss) income per share                 $      (0.08)   $       0.02
                                                    ------------    ------------

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

Results of Operations

Three Months ended March 31, 1998 as compared to the Three Months ended March 31, 1997

         Net sales for the first quarter of 1998 were $3,363,161 representing a decrease of 34% from sales of $5,096,289 for the prior year's quarter. Sales in the first quarter of 1997 included the launch of inner REALM(R) into the major department store chains in the U.S. The Company attributes the 34% decrease in net sales entirely to inner REALM. Initial launch quantities shipped in the first quarter of 1997 were not duplicated by reorders in the first quarter of 1998. The Company's first fragrance offerings: Realm Women(R) and Realm Men(R) have shown level reorder quantities between the two quarters. During the first quarter of 1998, the Company expanded sales to distributors for secondary markets. Also in 1998, international shipments increased with expansion into selected European markets for both retail and direct marketing. The Company plans to aggressively pursue these outlets as they offer a cost-effective method of distribution.

         Net sales for the quarters ended March 31, 1998 and 1997 were as follows:

--------------------------------------------------------------------------------
Markets                                       1998                       1997
--------------------------------------------------------------------------------

  U.S. Markets                  $        2,952,227        $         4,752,101
  International Markets                    410,934                    344,188
                                   ----------------          -----------------

  Net Sales                     $        3,363,161        $         5,096,289

         Gross margin for the quarter ended March 31, 1998 declined 13% to $2,318,962 from $4,188,603 in the prior year primarily due to the decrease in full price launch shipments of inner REALM. The Company created inner REALM to be a product with a higher gross margin than Realm Women and Realm Men, and the decrease in the quantity of inner REALM items sold resulted in the margin shortfall. Also contributing to the margin shortfall was the increase in sales to secondary and international classes of trade. The Company sells into these markets through distributors. While the net selling price is lower to distributors than the wholesale price to department stores, the Company anticipates seeing long term benefits as there are no ongoing advertising or field support chargebacks to lower overall operating results.

         Research and Development expenses for the first quarters of 1998 and 1997 were $82,132 and $91,770, respectively. These costs principally reflect payments and costs under the Company's contract with Pherin Corporation.

         Operating expenses decreased $907,684 to $2,999,595 in the first quarter of 1998 from $3,907,279 in the first quarter of 1997. While $781,105 of this decrease was attributable to lower advertising and marketing costs, costs in all operational areas were decreased. Headcount in the sales area decreased due to attrition, and the Company used this opportunity to change its focus to emphasizing selling-through at the retail level from selling-into Department stores. The Company replaced regional managers primarily responsible for making headquarters calls with additional field selling staff responsible for in-store activities geared toward selling directly to the retail consumer. The Company anticipates this change in selling strategy will increase retail turns and lead to higher volume sales to its department store customers. Distribution and general and administrative costs decreased as well as selling and marketing in the first quarter of 1998. MIS consulting costs were lower in the 1998 quarter due to completion of the Company's installation of automated warehousing and EDI systems. Additionally, temporary workers employed during the first quarter 1997 launch of inner REALM were not required during 1998.

         The Company incurred $10,899 in net interest expense during the first quarter of 1998 compared to $9,437 net interest income in 1997. During the first quarter of 1998, the Company was in a net borrowing position as compared to the same period in 1997 when the Company was earning interest on cash balances.

LIQUIDITY

         At March 31, 1998, the Company had borrowed $614,462 against its $3,000,000 line of credit. Working capital was $3,571,854. At March 31, 1997, the Company had net borrowings of $942,378 and working capital of $5,559,853. For the first quarter of 1998, net cash used in operating activities was $281,149 compared to $2,598,247 for the prior year's quarter. Assuming the Company's activities proceed substantially as planned, the Company's line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory and accounts receivable financing.

         Additional working capital may be required should the Company's continued expansion fail to generate anticipated consumer response levels. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its product and retail expansion. Funds would be needed for inventory build, accounts receivable financing and staffing purposes. If the Company fails to achieve significant revenues from its 1998 marketing efforts, or if retail expansion proves to be more capital intensive than planned, the Company may require additional funding.

         On April 1, 1998, the Company signed a renegotiated loan agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a continued line of credit. The Company may borrow up to $3,000,000 at an interest rate equal to the Bank's prime rate plus .75% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires in April, 1999, contains certain debt-to-equity and working capital covenants. There are no charges for any unused portions of the line.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.14 Business Loan Agreement dated April 1, 1998     E- 11
             Exhibit 27.01-Financial Data Schedule                         E- 19

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                     EROX CORPORATION
                                     Registrant




Date:  May 15, 1998                  /s/ William P. Horgan
                                     ------------------------------------------
                                              William P. Horgan
                                     Chairman and Chief Executive Officer




Date:  May 15, 1998                  /s/ Maxine C. Harmatta
                                     ------------------------------------------
                                              Maxine C. Harmatta
                                     Vice President, Finance and Administration