Form 10QSB
period 1998-06-30
HUMAN PHEROMONE SCIENCES INC
filed 1998-08-13
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

     [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

                       For the quarter ended June 30, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 (no fee required)


                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                 (Name of small business issuer in its charter)


          California                                             94-3107202
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              Identification No.)


4034 Clipper Court, Fremont, California                             94538
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,289,488 shares of Common Stock as of August 5, 1998.

                                                                 Total Pages: 15

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX
                                                                            Page
                                                                            ----

PART I
FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Balance Sheets (Unaudited) as of June 30, 1998
            and December 31, 1997..............................................2

            Statements of Operations (Unaudited) for the Three Months and
            Six Months Ended June 30, 1998 and 1997............................3

            Condensed Statements of Cash Flows (Unaudited) for the Six
            Months Ended June 30, 1998 and 1997...............................4

            Notes to Condensed Financial Statements (Unaudited)...............5

    Item 2. Management's Discussion and Analysis

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................7

PART II
OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.................................11

SIGNATURES...................................................................12

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                   HUMAN PHEROMONE SCIENCES, INC.

                                                           Balance Sheets

                                                                                                      June 30,        December 31,
                                                                                                        1998              1997
                                                                                                    ------------       ------------
Assets

Current assets:
  Cash and cash equivalents                                                                         $     70,452       $    248,617
  Accounts receivable, net of allowances of $598,456                                                     854,436          3,084,784
   and $822,813 in 1998 and 1997, respectively
  Inventory                                                                                            3,230,320          3,421,298
  Other current assets                                                                                   106,984            128,817
                                                                                                    ------------       ------------
Total current assets                                                                                   4,262,192          6,883,516

Property and equipment, net                                                                               82,336             99,491
                                                                                                    ------------       ------------

                                                                                                    $  4,344,528       $  6,983,007
                                                                                                    ============       ============


Liabilities and shareholders' equity



  Loan payable, bank                                                                                $    209,296       $    548,000
  Accounts payable                                                                                       822,799            800,648
  Other accrued expenses                                                                               1,052,084          1,205,069
                                                                                                    ------------       ------------
Total current liabilities                                                                              2,084,179          2,553,717

Commitments                                                                                                 --                 --

Shareholders' equity:
  Convertible  preferred  stock,  issuable in series,  no par value, 10,000,000 shares authorized,  1,433,333 shares issued and outstanding at June 30, 1998
    and December 31, 1997, respectively                                                                2,145,535          2,145,535
  Common stock, no par value,  40,000,000 shares  authorized,  10,289,488 shares
    issued and outstanding at June 30, 1998 and December 31, 1997, respectively                       17,667,024         17,667,024
  Accumulated deficit                                                                                (17,552,210)       (15,383,269)
                                                                                                    ------------       ------------
Total shareholders' equity                                                                             2,260,349          4,429,290
                                                                                                    ------------       ------------

                                                                                                    $  4,344,528       $  6,983,007
                                                                                                    ============       ============

See accompanying notes.

                                                   HUMAN PHEROMONE SCIENCES, INC.

                                                      Statements of Operations

                                                                Three months ended June 30,             Six months ended June 30
                                                              -------------------------------       -------------------------------

                                                              ------------       ------------       ------------       ------------
                                                                  1998               1997               1998                1997
                                                              ------------       ------------       ------------       ------------
Net sales                                                     $  1,905,257       $  3,817,542       $  5,268,418       $  8,913,831
Cost of goods sold                                                 627,074            981,957          1,671,273          1,889,643
                                                              ------------       ------------       ------------       ------------

Gross profit                                                     1,278,183          2,835,585          3,597,145          7,024,188

Expenses:
   Research and development                                        100,316             73,086            182,448            164,856
   Selling, general and administrative                           2,560,547          6,677,523          5,560,142         10,584,801
                                                              ------------       ------------       ------------       ------------

Total expenses                                                   2,660,863          6,750,609          5,742,590         10,749,657
                                                              ------------       ------------       ------------       ------------

Loss from operations                                            (1,382,680)        (3,915,024)        (2,145,445)        (3,725,469)

Interest income                                                        106                491                162             12,471
Interest (expense)                                                 (10,514)           (34,285)           (21,469)           (36,828)
Other (expense)                                                     (2,783)               918             (2,189)             2,392
                                                              ------------       ------------       ------------       ------------

Loss before income taxes                                        (1,395,871)        (3,947,900)        (2,168,941)        (3,747,434)

Income taxes                                                          --               (9,983)              --                  800
                                                              ------------       ------------       ------------       ------------

Net loss                                                      $ (1,395,871)      $ (3,937,917)      $ (2,168,941)      $ (3,748,234)
                                                              ============       ============       ============       ============

Net loss per common share-basic                               $       (.14)      $       (.38)      $       (.21)      $       (.37)
                                                              ============       ============       ============       ============

Net loss per common share-
  assuming dilution                                           $       (.14)      $       (.38)      $       (.21)      $       (.37)
                                                              ============       ============       ============       ============

Weighted average shares used in calculation
  of net loss per share                                         10,289,488         10,284,323         10,289,488         10,252,966
                                                              ============       ============       ============       ============

Weighted average shares and equivalents,
  if dilutive, used in calculation of net loss
  per common share                                              10,289,488         10,284,323         10,289,488         10,252,966
                                                              ============       ============       ============       ============

See accompanying notes.

                                                  HUMAN PHEROMONE SCIENCES, INC.

                                                      Statements of Cash Flows

                                                                                                       Six Months ended June 30,
                                                                                                    -------------------------------
                                                                                                       1998                 1997
                                                                                                    -----------         -----------
Cash flows from operating activities
Net loss                                                                                            $(2,168,941)        $(3,748,234)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                          29,612              31,695

  Changes in operating assets and liabilities:
    Accounts receivable                                                                               2,230,348           1,433,515
    Inventory                                                                                           190,978          (1,899,981)
    Other current assets                                                                                 21,833             (19,839)
 Accounts payable and accrued liabilities                                                              (130,834)            507,579
                                                                                                    -----------         -----------
Net cash generated by (used in) operating activities                                                    172,996          (3,695,265)

Cash flows from investing activities
Purchase of property and equipment                                                                      (12,457)            (91,928)
                                                                                                    -----------         -----------
Net cash used in investing activities                                                                   (12,457)            (91,928)

Cash flows from financing activities
Proceeds from (repayments of) bank borrowings                                                          (338,704)            292,289
Proceeds from issuance of common stock                                                                     --             1,443,706
                                                                                                    -----------         -----------
Net cash provided by financing activities                                                              (338,704)          1,735,995

Net decrease in cash and cash equivalents                                                              (178,165)         (2,051,198)
Cash and cash equivalents at beginning of the year                                                      248,617           2,059,084
                                                                                                    -----------         -----------
Cash and cash equivalents at end of the period                                                      $    70,452         $     7,886
                                                                                                    ===========         ===========

See accompanying notes.

                         Human Pheromone Sciences, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)
                                  June 30, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Inventory

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at June 30, 1998 consists of finished goods inventory valued at $1,220,587, work in process of $259,848 and raw materials of $1,749,885. At December 31, 1997, these balances were $1,665,393, $151,143 and
$1,604,762, respectively.

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

         Basic   net   (loss)   income   per   share  is   computed   using  the
weighted-average  number of common  shares  outstanding.  Diluted net income per share is  computed  using  the  weighted-average  number of  common  shares  and dilutive common equivalent shares outstanding during the period. Dilutive common share  equivalents  consist of employee  stock options using the treasury  stock method  and  dilutive  convertible  securities  using the  if-converted  method.
Diluted loss per share is computed using the  weighted-average  number of common shares outstanding during the period. Common stock equivalents are excluded from the diluted  loss per share  computation  as their effect is  antidilutive.  The following  table sets forth the  computation for basic and diluted (loss) income per share:

                                                                    Three months ended                     Six months ended
                                                              -------------------------------       -------------------------------
                                                                          June 30,                              June 30,
                                                              -------------------------------       -------------------------------
                                                                  1998               1997               1998                1997
                                                              ------------       ------------       ------------       ------------
Numerator:
Net loss from operations                                      $ (1,395,871)      $ (3,937,917)      $ (2,168,941)      $ (3,748,234)

Denominator:
Denominator for basic earnings per-share-data                   10,289,488         10,284,323         10,289,488         10,252,966
Denominator for diluted earnings per-share data                 10,289,488         10,284,323         10,289,488         10,252,966
Basic net loss per share                                              (.14)              (.38)              (.21)              (.37)
Diluted net loss per share                                            (.14)              (.38)              (.21)              (.37)

                         Human Pheromone Sciences, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)
                                  June 30, 1998

2. LOAN PAYABLE, BANK

         At June 30, 1998, the Company was not in compliance with certain balance sheet ratio covenants of its line of credit bank loan with Mid-Peninsula Bank. The bank has waived compliance with these covenants for the period ended June 30, 1998.


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

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         Competition: The prestige fragrance market is volatile and extremely competitive. Consumer preferences and demands can shift dramatically reflecting changes in fashion and current fads. There are numerous fragrance products that are better known than the products marketed by the Company. There are also many companies which have substantially greater resources than Human Pheromone
Sciences, and which have the ability to invest heavily in new product development and introduction. The Company can expect that its competitors will attempt to compete with the Company through the introduction of new products and promotion of existing products.

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

         Marketing: The failure to establish and maintain the necessary sales or distribution channels could have a material adverse effect on the Company's business. Although the Company believes its marketing strategy is the most cost-effective way to introduce its products, there can be no assurance that broader-scale retail launches will be successful. The Company cannot guarantee that retail outlets or catalogs will continue to carry Human Pheromone Science products. If the current strategy is unsuccessful, marketing of the Company's products would require a new strategy and may require a significantly more expensive sales effort for which the Company may not have sufficient funds.

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

         Patent protection: The Company's ability to compete successfully in the consumer market place and to attract licensing partners will depend, in part, on its ability to protect its proprietary technology. There can be no assurance that any patent or patent application owned or controlled by the Company will not be challenged, invalidated or circumvented or continue to provide commercially significant protection of the Company's technology or ensure that the Company may not be determined to infringe valid patents of others. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. No assurance can be given that others will not independently develop substantially equivalent proprietary information or otherwise gain access to the Company's trade secrets or that the Company can meaningfully protect its technology, proprietary information or trade secrets.

         Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Results of Operations

Three Months ended June 30, 1998 as compared to the Three Months ended June 30, 1997

         Net sales for the second quarter of 1998 were $1,905,257 representing a decrease of 50% from sales of $3,817,542 for the prior year's quarter. The Company attributes the sales decrease to a sharp decline in department store orders for inner REALM(R). During the second quarter of 1997, inner REALM accounted for 28% of the Company's gross sales volume compared to 10% for the same period in 1998. In addition to the decline in department store inner REALM orders, the Company has accepted returns of inner REALM from certain retailers in order to bring store inventories into balance with retailer forecasts. Of the $1.9 million year-to-year decrease in sales, the Company attributes 50% to gross sales decreases in inner REALM, 27% to decreases in REALM Men(R) and 23% to decreases in REALM Women(R). Sales of REALM Men were lower in the 1998 quarter due to lower sales of promotional sets to Department store customers. The Company has decreased the overall offerings and number of available promotional sets to Department stores in order to increase gross margins and encourage sales of regularly priced products. The decline in sales of REALM Women due to decreased set offerings was partially offset by increased volumes of sales in regularly priced, in-line products.

         Sales volume comparisons were also affected by shifts in ordering from alternative classes of trade. During the second quarter of 1997, the Company made initial shipments to distributors for sales to secondary markets. These initial launch order volumes were not repeated in the second quarter of 1998; however, reorder volumes have been consistent with expectations, and distributor sales continue to expand. Also in 1998, international shipments increased with expansion into selected European markets for both retail and direct marketing. The Company plans to aggressively pursue these outlets as they offer a cost-effective method of distribution. Net sales for the quarters ended June 30, 1998 and 1997 were as follows:


--------------------------------------------------------------------------------
Markets                                               1998               1997
--------------------------------------------------------------------------------

U.S. Markets                                       $1,580,844         $3,499,259
International Markets                                 324,413            318,283
                                                   ----------         ----------

Net Sales                                          $1,905,257         $3,817,542


         Gross margin declined in 1998 due to the decrease in inner REALM shipments and due to the change in the overall makeup of the Company's sales from a heavy reliance on department store sales to an increased presence with distributor sales. In the second quarter of 1998, the Company reduced its reliance on Department stores by 9% of total net sales. The Company feels this shift will be beneficial to the Company in the long run as the cost of doing business with Department stores continues to escalate, and by selling through distributors the Company can concentrate on developing overall marketing and consumer awareness programs that benefit both sales of existing products and increase consumer knowledge and desire for products containing synthesized human pheromones.

         Research and Development expenses for the first quarters of 1998 and 1997 were $100,316 and $73,086, respectively. These costs principally reflect payments and costs under the Company's contract with Pherin Corporation.

         Operating expenses decreased $4,116,976 to $2,560,547 in the second quarter of 1998 from $6,677,523 in the second quarter of 1997. During the 1997 quarter, the Company incurred advertising and promotional costs to support the launch of inner REALM. Due to the fact that the majority of these expenditures were for print advertising vehicles committed to months in advance, the Company was unable to change or alter these programs in the short term when sales did not materialize to support these levels of expenditure. Additionally, the Company subsequently received unanticipated chargebacks against accounts receivable payments from many of its department store customers that were not authorized within Company established procedures. The Company increased its controls on cooperative advertising expense authorization and communicated these tightened policies to all employees, customers and suppliers. Headcount in the sales area decreased due to attrition and the restructuring of the field sales force. The Company used this opportunity to change its focus to emphasizing "selling-through" at the retail level from "selling-into" Department stores. The Company replaced regional managers primarily responsible for making headquarters calls with field selling staff responsible for in-store activities geared toward selling directly to the retail consumer. The Company anticipates this change in selling strategy will increase retail turns and lead to higher volume sales to its department store customers. Distribution and general and administrative costs decreased as well as selling and marketing in the second quarter of 1998. MIS consulting costs were lower in the 1998 quarter due to the 1997 completion of automated warehousing and EDI systems installation.

         Interest income was $106 and $491 for the second quarters of 1998 and 1997, respectively. The Company paid $10,514 in interest expense in the second quarter of 1998 on balances on its revolving bank line of credit. This compares to $34,285 interest expense in the second quarter of 1997.

Six Months ended June 30, 1998 as compared to the Six Months ended June 30, 1997

         Net sales for the six months ended June 30, 1998 were $5,268,418. This was a 41% decrease from net sales of $8,913,831 for the first half of 1997. The Company attributes the decrease entirely to declines in re-order levels for inner REALM. Initial launch quantities shipped in the first half of 1997 were not duplicated by reorders in the first half of 1998. The Company's first fragrance offerings: Realm Women and Realm Men have shown modest declines in reorder quantities between the two years. During the first six months of 1997, the Company made its first shipments to a distributor servicing alternative distribution channels. Sales to this class of trade continued to expand in the first half of 1998. During the first six months of 1998, foreign sales and sales to alternative classes of trade increased 25% from the prior year and constituted and as a percentage of total net sales increased by 16%.


--------------------------------------------------------------------------------
Class of Trade                                        1998               1997
--------------------------------------------------------------------------------

U.S. Markets                                       $4,533,071         $8,251,360
International Markets                                 735,347            662,471
                                                   ----------         ----------

Net Sales                                          $5,268,418         $8,913,831


         Gross margin for the first half of 1998 was 68% compared to 79% for the same period in 1997. This decrease is the result of decreases in sales of the Company's inner REALM products to the department store class of trade. The Company conceived inner REALM as a higher gross margin product than its original Realm Women and Realm Men's lines in order to increase overall gross margin. The lower sales of inner REALM to department stores in the first half of 1998 has had a negative impact on gross margin for the period when compared against the same period in the prior year.

         Research and Development expenses for the first half of 1998 and 1997 were $182,448 and $164,856, respectively and are principally comprised of payments under the Company's contract with Pherin Corporation.

         Selling and marketing expenses decreased to $4,239,700 in the six months ended June 30, 1998 from $9,290,583 in the period ended June 30, 1997. In 1997, the Company incurred expenses to launch its second women's fragrance: inner REALM. In 1998, the Company carefully evaluated advertising plans to suit specific regional and consumer preferences. The Company continues to evaluate advertising spending and the effectiveness of co-operative advertising programs and in-store support personnel. Future cost reductions in this area will result from the shift in the Company's overall business focus from one of developing and distributing products to developing and licensing products to serve the needs of partners with established distribution networks. In 1998, the Company's general and administrative expenses decreased 13% over the prior year period due to decreases in headcount and spending controls.

         Interest income was $162 and $12,471 for the first half of 1998 and 1997, respectively. In 1998, the Company paid $21,469 in interest expense related to advances under its bank line of credit. During the first half of 1997, the Company had interest expense of $36,828. This higher expense in 1997 was due to larger bank borrowing balances incurred during the launch of inner REALM.


LIQUIDITY

         At June 30, 1998, the Company had borrowed $209,296 against its $3,000,000 line of credit. Working capital was $2,178,013. At June 30, 1997, the Company had net borrowings of $1,943,706 and working capital of $1,741,911. For the first six months of 1998, operating activities generated net cash of $172,996. During the first six months of 1997, net cash used in operating activities was $3,695,265. Assuming the Company's activities proceed substantially as planned, the Company's line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory and accounts receivable financing.

         Additional working capital may be required should the Company's continued operations fail to generate anticipated consumer response levels. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its product and retail expansion. Funds would be needed for inventory build, accounts receivable financing and staffing purposes. If the Company fails to achieve significant revenues from its 1998 marketing efforts, or if retail expansion proves to be more capital intensive than planned, the Company may require additional funding.

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

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         Registrant held its annual meeting of shareholders (the "Annual Meeting") on May 20, 1998. At the Annual Meeting, the shareholders voted on two proposals and elected six directors, Bernard I. Grosser, MD, William P. Horgan, Michael D. Kaufman, Helen C. Leong, Robert Marx and Michael V. Stern to serve until the next annual meeting and their successors are elected. In addition, the shareholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company from Erox Corporation to Human Pheromone Sciences, Inc. and an amendment to the Non-Employee Directors Stock Option Plan to increase the number of shares available for issuance by 200,000 shares.

         The number of votes cast for, against or withheld as well as the number of abstention and broker non-votes as to each director and with respect to the name change and stock option plan proposals are set forth below:

Director:                                       For                    Withheld
---------                                       ---                    --------
Bernard I. Grosser, MD                       9,028,636                  51,440
William P. Horgan                            9,028,335                  51,741
Michael D. Kaufman                           9,028,636                  51,440
Helen C. Leong                               9,028,636                  51,440
Robert Marx                                  9,028,636                  51,440
Michael V. Stern                             9,028,636                  51,440


Proposal:                                      For              Against            Abstained           Broker
---------                                      ---              -------            ---------           ------
                                                                                                      Non-Votes
                                                                                                      ---------
Amend the Company's Articles of
Incorporation to change the name from
Erox Corporation to Human Pheromone         9,030,669            21,271             28,136                0
Sciences, Inc.

Proposal:                                      For              Against            Abstained           Broker
---------                                      ---              -------            ---------           ------
                                                                                                      Non-Votes
Amend the Company's Non-Employee
Directors' Stock Option Plan to
increase the number of shares               5,182,320           182,454             60,600            3,654,702
available for issuance by 200,000
shares.


Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibit 27.01-Financial Data Schedule..........................E-13

         (b) During the three months ended June 30, 1998, the Company filed Form 8-K on June 6, 1998 reporting the Amendment to the Company's Articles of Incorporation changing the name of the corporation to Human Pheromone Sciences, Inc. from Erox Corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                            Human Pheromone Sciences, Inc.
                                            Registrant




Date:  August 13, 1998                      /s/ William P. Horgan
                                            ------------------------------------
                                                      William P. Horgan
                                            Chairman and Chief Executive Officer


Date:  August 13, 1998                      /s/ Maxine C. Harmatta
                                            ------------------------------------
                                                      Maxine C. Harmatta
                                            Vice President, Finance and
                                            Administration