Form 10QSB
period 1998-09-30
HUMAN PHEROMONE SCIENCES INC
filed 1998-11-13
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

                    For the quarter ended September 30, 1998
                                          ------------------

    [   ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 (no fee required)

                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                         ------------------------------

                 (Name of small business issuer in its charter)

           California                                     94-3107202
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employee Identification No.)
 incorporation or organization)


4034 Clipper Court, Fremont, California                      94538
----------------------------------------          ------------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,289,488 shares of Common Stock as of November 9, 1998.

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

                  Condensed Balance Sheets (Unaudited) as of September 30, 1998
                  and December 31, 1997...........................................................................2

                  Statements of Operations (Unaudited) for the Three Months and Nine Months Ended
                  September 30, 1998 and 1997.....................................................................3

                  Condensed Statements of Cash Flows (Unaudited) for the Nine Months
                  Ended September 30, 1998 and 1997...............................................................4

                  Notes to Condensed Financial Statements (Unaudited).............................................5

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations...........6

PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K................................................................11

SIGNATURES.......................................................................................................12


                                                       PART I
                                                FINANCIAL INFORMATION


Item 1.  Financial Statements


                                                  HUMAN PHEROMONE SCIENCES, INC.

                                                         Balance Sheets


                                                                                  September 30,    December 31,
                                                                                      1998             1997
                                                                                   ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                                                        $     26,205    $    248,617
  Accounts receivable, net of allowances of $554,978
   and $822,813 in 1998 and 1997, respectively                                        2,037,047       3,084,784
  Inventory                                                                           3,153,259       3,421,298
  Other current assets                                                                  112,417         128,817
                                                                                   ------------    ------------
Total current assets                                                                  5,328,928       6,883,516

Property and equipment, net                                                              71,449          99,491
                                                                                   ------------    ------------

                                                                                   $  5,400,377    $  6,983,007
                                                                                   ============    ============


Liabilities and shareholders' equity



  Loan payable, bank                                                               $  1,305,390    $    548,000
  Accounts payable                                                                      952,706         800,648
  Other accrued expenses                                                              1,067,847       1,205,069
                                                                                   ------------    ------------
Total current liabilities                                                             3,325,943       2,553,717

Commitments                                                                                --              --

Shareholders' equity:
  Convertible  preferred  stock,  issuable in series,  no par value, 10,000,000 shares authorized,  1,433,333 shares issued and outstanding at September 30,
    1998 and December 31, 1997, respectively                                          2,145,535       2,145,535
  Common stock, no par value, 40,000,000 shares authorized,
    10,289,488 shares issued and outstanding at September 30, 1998
    and December 31, 1997, respectively                                              17,667,024      17,667,024
  Accumulated deficit                                                               (17,738,125)    (15,383,269)
                                                                                   ------------    ------------
Total shareholders' equity                                                            2,074,434       4,429,290
                                                                                   ------------    ------------

                                                                                   $  5,400,377    $  6,983,007
                                                                                   ============    ============

See accompanying notes.

                                            HUMAN PHEROMONE SCIENCES, INC.

                                               Statements of Operations
                                                        Three months ended                Nine months ended
                                                   ----------------------------    ----------------------------
                                                           September 30,                    September 30,
                                                   ----------------------------    ----------------------------
                                                   ------------    ------------    ------------    ------------
                                                        1998            1997            1998            1997
                                                   ------------    ------------    ------------    ------------

Net sales                                          $  2,312,805    $  3,847,893    $  7,581,223    $ 12,761,724
Cost of goods sold                                      885,391       1,095,898       2,556,664       2,985,541
                                                   ------------    ------------    ------------    ------------

Gross profit                                          1,427,414       2,751,995       5,024,559       9,776,183

Expenses:
   Research and development                             107,751          86,844         290,199         251,700
   Selling, general and administrative                1,502,715       2,356,938       7,062,857      12,941,739
                                                   ------------    ------------    ------------    ------------

Total expenses                                        1,610,466       2,443,782       7,353,056      13,193,439
                                                   ------------    ------------    ------------    ------------

Loss from operations                                   (183,052)        308,213      (2,328,497)     (3,417,256)

Interest income                                              58              15             220          12,486
Interest (expense)                                      (16,658)        (23,514)        (38,127)        (60,342)
Other (expense)                                          13,737             (34)         11,548           2,358
                                                   ------------    ------------    ------------    ------------

Income (loss) before income taxes                      (185,915)        284,680      (2,354,856)     (3,462,754)

Income taxes                                               --            10,489            --            11,289
                                                   ------------    ------------    ------------    ------------

Net income (loss)                                  $   (185,915)   $    274,191    $ (2,354,856)   $ (3,474,043)
                                                   ============    ============    ============    ============

Net income (loss) per common share-basic           $       (.02)   $        .03    $       (.23)   $       (.34)
                                                   ============    ============    ============    ============

Net income (loss) per common share-
  assuming dilution                                $       (.02)   $        .03    $       (.23)   $       (.34)
                                                   ============    ============    ============    ============

Weighted average shares used in calculation
  of net income (loss) per share                     10,289,488      10,304,125      10,289,488      10,265,274
                                                   ============    ============    ============    ============

Weighted average shares and equivalents,
  if dilutive, used in calculation of net income
  (loss)per common share                             10,289,488      10,304,125      10,289,488      10,265,274
                                                   ============    ============    ============    ============

See accompanying notes.

                                       HUMAN PHEROMONE SCIENCES, INC.

                                         Statements of Cash Flows
                                                                   Nine Months ended  September 30,
                                                                   --------------------------------
                                                                        1998             1997
                                                                   ------------      -----------
Cash flows from operating activities
Net loss                                                            $(2,354,856)     $(3,474,043)

Adjustments to reconcile net loss to net cash used
   in operating activities:
  Depreciation and amortization                                          49,838           48,040

  Changes in operating assets and liabilities:
    Accounts receivable                                               1,047,737         (436,007)
    Inventory                                                           268,039       (1,281,066)
    Other current assets                                                 16,400          (92,260)
 Accounts payable and accrued liabilities                                14,836           65,599
                                                                    -----------      -----------
Net cash generated by (used in) operating activities                   (958,006)      (5,169,737)

Cash flows from investing activities
Purchase of property and equipment                                      (21,796)         (91,928)
                                                                    -----------      -----------
Net cash used in investing activities                                   (21,796)         (91,928)

Cash flows from financing activities
Proceeds from bank borrowings                                           757,390          772,149
Proceeds from issuance of preferred stock                                  --          2,150,000
Proceeds from issuance of common stock                                     --            292,289
                                                                    -----------      -----------
Net cash provided by financing activities                               757,390        3,214,438

Net decrease in cash and cash equivalents                              (222,412)      (2,047,227)
Cash and cash equivalents at beginning of the year                      248,617        2,059,084
                                                                    -----------      -----------
Cash and cash equivalents at end of the period                      $    26,205      $    11,857
                                                                    ===========      ===========

See accompanying notes.

                         Human Pheromone Sciences, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)
                               September 30, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Inventory

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at September 30, 1998 consists of finished goods inventory valued at $1,134,023 work in process of $215,415 and raw materials of $1,803,821. At December 31, 1997, these balances were $1,665,393, $151,143 and $1,604,762, respectively.

Net Income (Loss) Per Share

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

         Basic   net   income   (loss)   per   share  is   computed   using  the
weighted-average  number of common  shares  outstanding.  Diluted net income per share is  computed  using  the  weighted-average  number of  common  shares  and dilutive common equivalent shares outstanding during the period. Dilutive common share  equivalents  consist of employee  stock options using the treasury  stock method  and  dilutive  convertible  securities  using the  if-converted  method.
Diluted  net income  (loss) per share are  computed  using the  weighted-average number of common shares outstanding during the period.  Common stock equivalents are excluded from the diluted net (loss) per share  computation  as their effect in  antidilutive.  The following  table sets forth the computation for basic and diluted net income (loss) per share:

                                                     Three months ended                     Nine months ended
                                              ----------------------------------    -----------------------------------
                                                        September 30,                         September 30,
                                              ----------------------------------    -----------------------------------
                                                  1998                1997               1998                1997
                                              --------------     ---------------    ---------------     ---------------
Numerator:
Net income (loss) from operations             $    (185,915)     $      274,191      $  (2,354,856)      $  (3,474,043)
Denominator:
Denominator for basic net income (loss)
per-share-data                                   10,289,488          10,304,125         10,289,488          10,265,274
Denominator for diluted net income (loss)
per-share data                                   10,289,488          10,304,125         10,289,488          10,265,274
Basic net income (loss) per share                      (.02)                .03               (.23)               (.34)
Diluted net income loss per share                      (.02)                .03               (.23)               (.34)


                         Human Pheromone Sciences, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)
                               September 30, 1998

2. LOAN PAYABLE, BANK

         At September 30, 1998, the Company was not in compliance with all of the covenants of its line of credit bank loan with Mid-Peninsula Bank. The bank has waived compliance with these covenants for the period ended September 30, 1998.


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

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         Competition: The prestige fragrance market is volatile and extremely competitive. Consumer preferences and demands can shift dramatically reflecting changes in fashion and current fads. There are numerous fragrance products that are better known than the products marketed by the Company. There are also many companies which have substantially greater resources than Human Pheromone
Sciences, Inc. and which have the ability to invest heavily in new product development and introduction. The Company can expect that its competitors will attempt to compete with the Company through the introduction of new products and promotion of existing products.

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

         Marketing: The failure to establish and maintain the necessary sales or distribution channels could have a material adverse effect on the Company's business. Although the Company believes its marketing strategy is the most cost-effective way to introduce its products, there can be no assurance that broader-scale retail launches will be successful. The Company cannot guarantee that retail outlets or catalogs will continue to carry the Human Pheromone Sciences products. If the current strategy is unsuccessful, marketing of the Company's products would require a new strategy and may require a significantly more expensive sales effort for which the Company may not have sufficient funds.

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

         The retail environment in better department stores is increasingly challenging. Retailers have aggressively cut inventories across the board, and attempt to utilize return privileges to maintain their desired inventory turns . Promotional support in the form of co-op advertising dollars is being cut back and retailers are feeling pressure to become more promotional in order to compete with price conscious chains appealing to bargain hunters. Fragrances and cosmetics are increasingly being sold in secondary markets such as discount perfumeries, drug chains and lower priced department stores. There can be no assurance that the department store class of trade in the U.S. will become more profitable in the near future.

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

         Dependence on third parties for manufacturing: The Company does not have facilities to manufacture its products and relies on Pherin Pharmaceuticals, Inc. to manufacture its pheromones and other third parties to supply components and to blend, fill and package its fragrance products. The Company believes that such manufacturing services are the most effective method of producing its products. The majority of the fragrance industry uses contract fillers, and the Company has no current plans to set up its own filling facilities. However, as with any business that is not vertically integrated, if the Company is unable to obtain or retain fragrance suppliers, component manufacturers or third party manufacturing on acceptable terms, it may not be able to obtain commercial quantities of its products, which would adversely affect results.

Results of Operations

Three Months ended September 30, 1998 as compared to the Three Months ended September 30, 1997

         Net sales for the second quarter of 1998 were $2,312,805 representing a decrease of 40% from sales of $3,847,893 for the prior year's quarter. The decline in sales to the U.S. department stores accounted for 99% of the third quarter sales decrease. The Company decreased the number of promotional sets offered, and decreased the available quantities to the Department stores this quarter compared to last year's third quarter. These reductions were made in order to keep store inventories at levels consistent with the retailer's forecasts, and at a level where the Company could provide acceptable marketing support to the retailers. Gross sales of sets were down 44% this quarter compared to last years third quarter. Our regular priced product line gross sales to the U.S. department stores were also less than the 1997 third quarter at levels either better than or consistent with the current condition of the domestic fragrance business. inner REALM(R), which was launched in 1997, contributed 24% of the department store gross sales in the third quarter of 1997, compared to 9% in 1998 third quarter. The retail sales of inner REALM(R) continues to be less that desired, and the company is focusing on ways to bring the retailer inventories to acceptable levels with new marketing plans, and return provisions.

         Sales volume to the alternative classes of trade was consistent with the prior year. Our international shipments for the quarter were $5,167 more than last year, as we continue to develop our international markets The Company plans to aggressively pursue the international, secondary, and direct marketing distribution as they offer a cost-effective method of distribution. Net sales for the quarters ended September 30, 1998 and 1997 were as follows:

--------------------------------------------------------------------
Markets                                         1998         1997
--------------------------------------------------------------------

  U.S. Markets                               $2,026,618   $3,566,873
  International Markets                         286,187      281,020
                                             ----------   ----------

  Net Sales                                  $2,312,805   $3,847,893

         Gross margin declined in 1998 due to the increased percentage of sales derived from promotional and gift sets in both the department store and secondary markets. The sets provide a better-perceived value to the consumer, and the Company can offset the reduced margin with reduced selling and advertising expenses. The Company sees the increased use of promotional and gift sets as an economic way to promote selling through the product in conjunction with overall marketing and consumer awareness programs that increase consumer knowledge and desire for products containing synthesized human pheromones.

         Research and Development expenses for the third quarters of 1998 and 1997 were $107,751 and $86,844, respectively. These costs principally reflect payments and costs under the Company's contract with Pherin Pharmaceuticals, and additional costs to support licensing projects in process.

         Operating expenses decreased $854,223 to $1,502,715 in the third quarter of 1998 from $2,356,938 in the third quarter of 1997. Selling, advertising, marketing and distribution expenses decreased $842,541 from 1997 third quarter spending. The reduced spending is the direct result of the Company's continuing restructuring of the sales and marketing efforts targeted at the department store business. The focus on the use of promotional and gift sets, with more targeted and cost effective selling and advertising spending, has enabled the Company to reduced spending. General and administrative spending was $11,682 less than the third quarter of 1997 as efforts to hold these costs to a minimum are being made.

         The Company paid $16,658 in interest expense in the third quarter of 1998 on balances on its revolving bank line of credit. This compares to $23,514 interest expense in the second quarter of 1997.


Nine Months ended September 30, 1997 as compared to the Nine Months ended September 30, 1998

         Net sales for the nine months ended September 30, 1998 were $7,581,223. This was a 41% decrease from net sales of $12,761,724 for the nine months of 1997. The Company attributes the decrease to declines in re-order levels for inner REALM, and the reduced sales of promotional and gift sets. Initial launch quantities of inner REALM(R) shipped in the first half of 1997 were not duplicated by reorders in the first half of 1998. The Company's first fragrance offerings: Realm Women and Realm Men have shown modest declines of 9% in reorder quantities between the two years. Sales into the secondary distribution channel increased 66% for the first nine months of 1998 compared to 1997 nine month period. During the first nine months of 1998, foreign sales and sales to alternative classes of trade increased 15% from the prior year, and as a percentage of total net sales this group increased by 16%.

--------------------------------------------------------------------------------
Class of Trade                                   1998                      1997
--------------------------------------------------------------------------------

  U.S. Markets                       $      6,580,631          $     11,818,232
  International Markets                     1,000,592                   943,492
                                     -----------------         -----------------

  Net Sales                          $      7,581,223          $      12,761,724


         Gross margin for the nine months of 1998 was 66% compared to 77% for the same period in 1997. This decrease is the result of decreases in sales of the Company's inner REALM products to the department store class of trade, and the increased percentage of promotional and gift sets sales to the department stores and secondary channels.. The Company conceived inner REALM as a higher gross margin product than its original Realm Women and Realm Men's lines in order to increase overall gross margin. The lower sales of inner REALM to department stores in the first half of 1998 has had a negative impact on gross margin for the period when compared against the same period in the prior year.

         Research and Development expenses for the first half of 1998 and 1997 were $290,199 and $251,700, respectively and are principally comprised of payments under the Company's contract with Pherin Pharmaceuticals.

         Operating expenses decreased $5,878,882 to $7,062,857 for the nine months ended September 30, 1998, compared to the 1997 expenses of $12,941,739 for the same period in 1997. Selling, marketing and distribution expenses decreased $5,837,649 to $5,718,557 for the nine months ended September 30, 1998 from $11,556,206 in the period ended September 30, 1997. In 1997, the Company incurred expenses to launch its second women's fragrance: inner REALM. In 1998, the Company carefully evaluated advertising plans to suit specific regional and consumer preferences. The Company continues to evaluate advertising spending and the effectiveness of co-operative advertising programs and in-store support personnel. Future cost reductions in this area will result from the shift in the Company's overall business focus from one of developing and distributing products to developing and licensing products to serve the needs of partners with established distribution networks. In 1998, the Company's general and administrative expenses decreased 13% over the prior year period due to decreases in headcount and spending controls.

         In 1998, the Company paid $38,127 in interest expense related to advances under its bank line of credit. During the first nine months of 1997, the Company had interest expense of $60,342. This higher expense in 1997 was due to larger bank borrowing balances incurred during the launch of inner REALM.


LIQUIDITY

         At September 30, 1998, the Company had borrowed $1,305,390 against its $3,000,000 line of credit. Working capital was $2,002,985. At September 30, 1997, the Company had net borrowings of $1,272,149 and working capital of $4,182,447. For the first nine months of 1998, operating activities required net cash of $958,006. During the first nine months of 1997, net cash used in operating activities was $5,169,737. Assuming the Company's activities proceed substantially as planned, the Company's line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory and accounts receivable financing.

         Additional working capital may be required should the Company's fail to generate consumer response levels to expected levels. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its product and retail efforts. Funds would be needed for inventory build, accounts receivable financing and staffing purposes. If the Company fails to achieve significant revenues from its 1998 marketing efforts, or if the retail environment proves to be more capital intensive than planned, the Company may require additional funding.

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


YEAR 2000 COMPLIANCE

         The Company has conducted a comprehensive review of its internal computer systems to identify the issues expected to arise in connection with the Year 2000. The Company has plans to review the status of its customers and suppliers with regard to this issue and assess the potential impact of non-compliance by such parties on the Company's operations.

         The Company's utilizes a server-based system for its material management, manufacturing, EDI interface, and financial systems. Year 2000 compliant software upgrades are now available from the vendors. Installing, and testing the upgraded software is expected to be completed by the end of the first quarter of 1999. Based on current estimates, management expects the total cost to remediate non-compliant systems will be less than $20,000.00.

         The Company has started to review the impact of Year 2000 compliance for the non-server based systems and equipment (i.e. telephone systems, fax machines, off the shelf software). This review will be completed by the end of the second quarter of 1999.

         The Company is in the process of determining the extent to which it may be impacted by third parties' systems, which may not be Year 2000 compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company deals on financial transactions worldwide. While the Company expects to complete efforts to seek reassurance from its suppliers and service providers, there can be no assurance that the systems of other companies that the Company deals with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

         The Company has not yet developed any formal contingency plans for addressing any problems resulting from upgrades that do not resolve all of the issues of Year 2000, or if significant customers or suppliers do not become compliant. Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company.

                                     PART II
                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
         (a) Exhibit 27.01-Financial Data Schedule                         E- xx

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                           EROX CORPORATION
                                           Registrant




Date:  November 12, 1998                   /s/ William P. Horgan
                                           ------------------------------------
                                                   William P. Horgan
                                           Chairman and Chief Executive Officer




Date:  November 12, 1998                  /s/ Gregory S. Fredrick
                                          --------------------------------------
                                                  Gregory S. Fredrick
                                          Vice President, Controller