Form 10KSB
period 1998-12-31
HUMAN PHEROMONE SCIENCES INC
filed 1999-04-01
CIK 878616

Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

      [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                   For the fiscal year ended December 31, 1998
                                             -----------------

      [   ]    TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934  (no fee required)


                         Commission file number 0-23544
                                                -------

                         HUMAN PHEROMONE SCIENCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         California                                         94-3107202
 ------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. employee
 incorporation or organization)                         Identification No.)

4034 Clipper Court, Fremont, California                        94538
---------------------------------------                 --------------------
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

         State issuer's revenues for its most recent fiscal year.   $10,378,717

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $5,586,667 (1)


(1) Excludes 1,421,763 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at March 19, 1999 based on a closing bid price on that day of $0.63 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,439,333 shares of convertible preferred stock, 10,289,488 shares of common stock.

         Transitional Small Business Disclosure Format (check one):
                                                            Yes [  ]  No [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following  document are  incorporated by reference into
Part III of this Form 10-KSB Report: the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders (the "Proxy Statement").

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

         The Company, a California corporation, was founded in 1989 as EROX Corporation to develop and market a broad range of consumer products containing human pheromones as a component. On May 29, 1998, the shareholders of the Company voted to change the name of the Company to Human Pheromone Science, Inc. The Company believes that human pheromone research funded by the Company presents an opportunity to create and market an entirely new category of pheromone-based fragrances and products. The Company believes that its related patents guarantee it a proprietary position in developing, licensing and marketing a new category of consumer products that could significantly change the consumer accepted standard for products containing a fragrance component and for cosmetic treatment products.

         Pheromones are chemical substances known to stimulate species-specific biological responses in animals. For eight years, scientists and advisors engaged by Human Pheromone Science, Inc. ("HPSI") have studied the functions and characteristics of human pheromones.

         The human pheromones included as a component of and as a fixative for the Company's fragrance products have been manufactured for the Company by Pherin Corporation. The manufacturing process for human pheromones begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process performed for the Company by Pherin at its laboratories in Salt Lake City, Utah. In early 1999, in response to the need for significant increases in production, two independent laboratories were engaged to manufacture such pheromones under the direction of Pherin scientists. All the steps in the manufacturing process are standard chemical laboratory procedures. The manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

The HPSI Technology

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

         Scientists have observed that in higher species the influence of pheromones grows increasingly more subtle and complex. Not surprisingly, reactions to pheromones are very subtle in human beings. While humans appear to have definite responses to pheromones, the research sponsored by HPSI suggests that the highly developed human brain filters and masks those reactions. Rather than producing an isolated effect, as in lower level species, human pheromones act in concert with other sensory cues provided by odor, sight, taste, sound and touch to provide a cumulative influence.

         As a result of its sponsored research, the Company believes evidence has been developed that indicates that humans respond to human pheromones. HPSI has also found that its human pheromones are sexually dimorphic: that is, some are more active in females while others show a higher level of activity in males. During the studies of human pheromones conducted by the Company, certain human subjects volunteered descriptions of their feelings. Women frequently described feeling comfortable or at ease, while a number of male subjects described a feeling of confidence and self-assurance. The Company continues to explore these naturally occurring substances in a variety of tests to increase its knowledge and understanding of their range of influence on human emotions and their application as components of fine fragrance products.

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

         Over the course of their work on human pheromones, scientists working on behalf of HPSI believe they have made a further, important discovery concerning the VNO. Not only is the VNO present in all normal adults, it appears to be an active, functional receptor for human pheromones. This has allowed scientists engaged on behalf of HPSI to track the activity of human pheromones by measuring the changes in the neuroelectric potential of the VNO's receptor cells caused by pheromones. To measure these changes in humans, a proprietary noninvasive method is utilized to measure the electrical response of the VNO in a way similar to how electrical responses of the heart are recorded by an electrocardiogram.

The HPSI Products

         Products. The Company operates in one business segment and markets three fragrances, REALM(R) Women, REALM(R) Men and inner REALM(R). These "proof -of-concept" products include a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, antiperspirant, talc, soap and body cream. The Company's fragrances were developed by Ann Gottlieb a leading consultant to the fragrance industry. All of the Company's products contain the Company's synthesized human pheromones as a component of the fragrance. In 1996, the Company introduced a unique refillable, dripless roll-on applicator containing REALM and inner Realm eau de toilette for women, and in 1998 REALM Women and REALM Men candles were launched.

         Research. Pheromones are chemical substances known to stimulate species-specific biological responses in animals. The study of the uses, effects and advantages of human pheromones is in its infancy, but abstracts from presentations of two recent studies performed at leading research universities reveal new information regarding the beneficial effects of human pheromones. Most interestingly, these studies reveal new information regarding the biological pathways human pheromones traverse in the body. Publication of these findings continued in 1998, and the Company expects increased interest in its patented technology as the result of these studies and others currently being undertaken.

         Scientists working on behalf of HPSI have identified and synthesized several naturally occurring human pheromones. One combination of pheromones shows a measurable response in women and another a comparable response in men. HPSI has also developed the capability to manufacture commercial quantities of these naturally occurring substances. HPSI intends to continue basic pheromone research as applied to fragrances and ancillary products. Since its inception through December 31, 1998, the Company has incurred $3,963,024 in research and development related expenses.

Markets and Competition

         The Competitive Environment. The Company's current fragrance products contain what the Company believes are unique components: human pheromones. Consequently, HPSI believes it will be able to differentiate its products from traditional products. If such differentiation is successful, the Company's products initially should have little direct competition in the marketplace, since the Company believes no other companies in the United States have the right to produce or distribute products containing human pheromones.

         While  HPSI's  current  products  are  fragrances,  the  Company  feels strongly that fine fragrances are only a "proof of concept". The Company's patented human pheromone technology has applications far beyond traditional fragrances and bath and body products. HPSI hopes to position its technology as a desired "value added" ingredient for any product that contains a fragrance. Synthesized human pheromones provide the first patented technology of a component that could have broad application and usage in cosmetic, treatment, cleansing, over-the-counter health supplements and home and vehicle environmental products. The Company does not feel that it has the resources to successfully exploit the potential market for such applications and is actively seeking licensing agreements with consumer product manufacturers.

         Marketing Strategy. HPSI's initial products are a line of fragrance and bath and body products containing the Company's patented human pheromones as a component. The first of these "proof of concept products" were developed in 1993 when the Company developed REALM Women and REALM Men. While new product launches in the fragrance industry frequently require considerable expenditures for promotional programs which attempt to establish product differentiation based upon imagery alone, HPSI sought to develop a program in 1993 following a different approach -- one that relied on the human pheromone component in its fragrances for product differentiation.

         The Company's initial marketing program was intended to educate consumers and the trade about pheromones while suggesting the enhanced sensuality that the wearer of an HPSI fragrance might feel. The Company also used packaging, pricing and distribution channels to communicate the uniqueness of their products and to differentiate them from traditional fragrance products. The Company launched its REALM products through direct marketing to ensure the quality and clarity of the HPSI message and thereafter moved to more conventional fragrance channels based on criteria such as store location, image and promotional support.

         Distribution and Promotional Activities. During 1993, the Company developed two fragrances, REALM Women and REALM Men, each presented in 50Ml and 5Ml sizes. Initial promotion and distribution was in the form of a one half-hour infomercial, broadcast-tested in August 1994 and rolled-out nationally in the last four months of the year. The infomerical continued to be broadcast through mid-1995 while the Company commenced selling its products in the U.S.retail department stores on a limited basis in late 1994.

         By the beginning of 1997, HPSI was still a single product company, primarily involved in one class of trade -- better U.S. department stores. REALM fragrances and toiletries were available in more than 1,300 stores in the 48 contiguous states. While this is the largest channel of distribution for basic fragrances, the high level of retailer employee turnover required expensive ongoing training for continued success of differentiated, scientifically based products such as REALM fragrances. In addition, HPSI provides significant in-store fragrance modeling to ensure that consumers driven to the stores by the Company's ongoing radio advertisements have the opportunity to actually experience REALM products once they reach the store.

         To lessen its dependence on a single class of trade and in an effort to leverage the expense of its radio advertising and promotion, the Company entered into agreements with distributors who focus on the fast growing perfumery and middle market department store classes of trade. These alternative channels provide additional exposure for the Company's products and human pheromone technology at a significantly lower cost than the better department stores. In mid-1997, the Company introduced a second women's fragrance line, inner REALM(R) initially to the department store class of trade. Results of this expensive product launch were disappointing. A decision was made to reposition this brand to the alternative channels of distribution in 1998, and results from the initial repositioning are encouraging. During 1998, the Company continued distributing its REALM(R) Men and REALM(R) Women's fragrances in leading U.S. department stores, while substantially completing the transfer of the sale and marketing of inner REALM(R) fragrances to alternative markets including perfumeries and middle market department stores. These alternative markets are handled by independent distributors who purchase the product from the Company without the right of return and are responsible for advertising, selling and marketing expenses. By focusing the inner REALM(R) product line on these secondary markets, the Company reduced its dependence on the department stores for sales to the U.S. consumer. The Company reorganized it's U.S. sales organization in the last quarter of 1998. Responsibility for selling and marketing to the department stores was transferred from Company personnel to an independent organization comprised of senior managers with significant experience introducing and managing fragrances in this class of trade. This group is compensated by commission on net sales generated. One of the principal's of this organization had been and continues to be the CEO of Northern Brands, the Company's distributor in the secondary markets. Also, in late 1998 the Company determined that it could not profitably continue doing business with the May Company and ceased selling products to this retailer and its subsidiaries at such time.

         To further reduce its dependence on a single market, the Company sought to increase its non-U.S. distribution. In 1995 and 1996, HPSI entered into distribution agreements for the sale of REALM fragrances and toiletries in selected Middle East markets, including Saudi Arabia and the Gulf States as well as selected Duty Free markets in the Caribbean, South America and on the Mexican and Canadian borders. In 1997, additional South American markets were opened and discussions were undertaken for the profitable sale of REALM products in several European markets and the Far East. In early 1998, initial shipments were made under distribution agreements with distributors in Switzerland and the People's Republic of China. Also in 1998, initial shipments were made to a distributor for the sale of the Company's products in Spain and Portugal. International expansion will continue to be a focus of HPSI. The Company is very conscious of the fact that numerous brands of prestige fragrances have suffered immeasurable harm due to diversion by gray marketers. While realizing that certain levels of such diversion are inevitable, the Company hopes to curtail the risk of its REALM products being diverted back into the U.S. by gray market discounters by selecting duty free partners who purchase realistic quantities for sale in the regions they service. Such partnership agreements are subject to cancellation if significant diversion occurs.

Technology Licensing and Supply Agreements

         One of the strategic objectives of the company is to expand the use of its patented human pheromone technology by working closely with consumer products companies who are leaders in their particular markets. In December 1998, HPSI signed an agreement to supply its synthesized human pheromones to a major cosmetics and fragrance company. Product launch is anticipated during the third quarter of 1999. HPSI is also in supply and /or licensing discussions with other companies.

Patents and Other Intellectual Property

In December 1993 and January 1994, the Company received two United States patents for non-therapeutic compositions of fragrances and human pheromones for use as components in perfumes and personal care products and consumer and industrial products such as clothing, air fresheners and paper products. European patents regarding these compositions have been filed and are pending. In 1995, patents were granted in Taiwan, and in 1997, patents were granted in Mexico. In June 1998, the Company was granted a Notice of Allowance of its patents for the inclusion of synthesized human pheromones by the European Patent Office. Individual country patents are now in the issuance process. HPSI is also the exclusive licensee for non-therapeutic uses of pheromones in consumer products under a royalty-free world-wide perpetual license to five United States patent applications covering pheromone technology owned by Pherin Corporation. This technology is also the subject of foreign patent applications. The Company also relies on trade secrets protection for confidential and proprietary information.

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

         In addition, the United States Federal Trade Commission ("FTC") monitors product claims made in television and radio commercials and print advertising to ensure that any claim can be substantiated. If the FTC believes that any advertising claim made by the Company with regard to the effect or benefit of its products is not substantiated by adequate data or research and the Company cannot support such claim, the FTC could also take regulatory action against the Company and its products.

Employees

         At March 1, 1999, the Company had seventeen full-time employees. In addition, the Company retains consultants to provide advice in the areas of sales and marketing, public relations, advertising, product safety testing, regulatory compliance, MIS and product development. The Company also has access to scientific and professional consultants, some of whom are retained directly by Pherin Corporation, and who undertake projects for the Company by virtue of the Company's agreement with Pherin. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees and consultants to be good.

Manufacturing

         The Company is dependent on third parties to manufacture its fragrance products. The Company has selected two essential oil companies, that provide fragrance products to the industry, to supply such compounds to HPSI in accordance with proprietary formulas developed for the Company. The Company has agreements in place with suppliers for its fragrances and has been furnished with commercial quantities of the Company's products for sale to consumers. While the Company is responsible for blending the human pheromones with these fragrances, final bottling and packaging of the fragrance and ancillary product lines are performed by independent manufacturers. These manufacturers selected by HPSI have extensive experience in blending, filling and packaging fragrance, cosmetic and related products, and have the capacity to satisfy the Company's manufacturing needs, at least for the foreseeable future. The Company believes that such manufacturing services are widely available to the fragrance industry at competitive prices and has identified additional contract manufacturing companies.

         The Company and Pherin are parties to an agreement under which Pherin will supply HPSI with its reasonable requirements of human pheromones and will make available to HPSI the basic manufacturing technology. At any time after January 31, 1996, rather than supply human pheromones to HPSI, Pherin may instead elect to provide to the Company all manufacturing technology in its possession that it has not previously supplied to HPSI. Through 1998 only small quantities of human pheromones, which could be produced in a laboratory environment, were required for its fragrance and ancillary products. As a result of the initial third party supply agreement entered into in December 1998, the Company requires significantly more production of the synthesized human pheromones than were needed in the past. In January 1999, HPSI and Pherin contracted with two independent laboratories to manufacture kilogram quantities of the synthesized human pheromones under the direction of scientists working on behalf of the Company and Pherin. HPSI will receive initial quantities from these independent laboratories commencing March 1999. The Company does not believe that it would be economically feasible to establish it's own manufacturing facilities since synthesized human pheromones are available from chemical laboratories who now have experience in the preparation of these compounds.

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         The Company may not be able to effectively compete with larger companies or with new products. The prestige fragrance market is extremely competitive. Many fragrance products are better known than the Company's products and compete for advertising and retail shelf space. Many competitors have significantly greater resources that will allow them to develop and introduce new competing products or increase the promotion of current products.

         The product life cycle of a fragrance can be very short. Changing fashions and fads can dramatically shift consumer preferences and demands. Traditional fragrance companies introduce a new fragrance every year or so. Changing fashions and new products may reduce the chance of creating long term brand loyalty to the Company's products.

         The Company's marketing strategy may not be successful. The Company may not be able to establish and maintain the necessary sales and distribution channels. Retail outlets and catalogs may choose not to carry the Company's products. The Company may not have sufficient funds to successfully market its products if the current marketing strategy is not successful.

         The current retail environment may cause pricing and promotional pressures. Four companies, Federated Department Stores, The May Company, Dayton Hudson/Marshall Fields and Dillard Department Stores, own the majority of upper end department stores. Because of their market share, each company will have significant power to determine the price and promotional terms which the Company must meet in order to sell its products in the company's department stores.

         Upper end department stores face increasing competition by discount perfumeries, drug chains and lower priced department stores for sales of fragrances and cosmetics. To compete, upper end department stores have cut inventories, reduced co-op advertising, and increased promotions. These tactics may force the Company to reduce its prices or increase the cost of its promotions.

         Seasonality in sales may cause significant variation in quarterly results. Sales in the fragrance industry are generally seasonal with sales higher in the second half of the year because of Christmas. This seasonality could cause a significant variation in the Company's quarterly operating results.

         The Company not be able to protect its technology or trade secrets. The Company's patents and patent applications may not protect the Company's technology or ensure that the Company's technology does not infringe another's valid patent. Others may independently develop substantially equivalent proprietary information. The Company may not be able to protect its technology, proprietary information or trade secrets.

         The Company may not be able to recruit  and retain key  personnel.  The
Company's success substantially depends upon recruiting and retaining key employees and consultants with research, product development and marketing experience. The Company may not be successful in recruiting and retaining these key people.

         The Company relies upon other companies to manufacture its products. The Company relies upon Pherin and other companies to manufacture its pheromones, supply components, and to blend, fill and package its fragrance products. The Company may not be able to obtain or retain pheromones manufacturers, fragrance suppliers, or component manufacturers on acceptable terms. If not, the Company may not be able to obtain commercial quantities of its products. This would adversely affect operating results.

Item 2.           Description of Property

         The Company presently leases approximately 8,780 square feet of office and warehousing space for its headquarters in Fremont, California, pursuant to a lease which expires on October 31, 2000, and which is currently cancelable by the Company on 90 days written notice and paying a $15,000 cancellation fee which may be waived under certain circumstances. The annual base rent was approximately $81,916 for the 12 months ended December 31, 1998 and will be $116,774 in 1999. Total rent expense may be increased by the Company's proportional share of any escalation related to taxes, common area charges and outside maintenance incurred by the complex in which the facility is located. In July 1998, the Company entered into an agreement to sublease approximately 5,890 feet of warehousing space under substantially the same terms as its primary lease.. Such sublease expires November 1,1999 but may be extended for an additional one year period with the mutual consent of HPSI and the subleasee. In addition, the Company leases approximately 8,000 square feet of warehousing and distribution space, at a cost of $0.60 per square foot, from an independent company under a fulfillment agreement cancellable with 90 days notice. During the year ended December 31, 1998, the Company incurred $129,415 in net rent expense and related charges for these facilities.

Item 3.           Legal Proceedings

         During 1998, the Company instituted legal proceedings against two companies alleging infringement of HPSI's patents. Both of these actions were settled, with the alleged infringers agreeing to cease distribution of their products and making nominal payments to HPSI that have covered the Company's legal expenses in connection with these matters


Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the NASDAQ Small-Cap Market under the symbol EROX. As of March 1, 1999, there were approximately 320 holders of record of the Company's Common Stock. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held by nominees in "Street Name". Set forth below is the high and low bid information for the Company's Common Stock on the NASDAQ Small-Cap Market as reported by Nasdaq-Amex Online during each of the four calendar quarters of 1998 and 1997.

                                               HIGH                     LOW
                                               ----                     ---
         1998
         ----
         First quarter                      $  1.47                    $ 0.75
         Second quarter                     $  1.13                    $ 0.56
         Third quarter                      $  0.91                    $ 0.41
         Fourth quarter                     $  1.31                    $ 0.19

         1997
         ----
         First quarter                      $  4.88                    $ 2.94
         Second quarter                     $  3.63                    $ 1.19
         Third quarter                      $  2.69                    $ 1.00
         Fourth quarter                     $  1.94                    $ 0.66

         These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual sales.

         The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not plan to pay any cash dividends in the foreseeable future.

         The Company's Board of Directors has approved an amendment to the company's Articles of incorporation to effect a one-for-three reverse stock split, pursuant to which three shares of Common Stock of the company will become one share of common Stock (the "Reverse Stock Split"). The reverse Stock Split will take effect, only if it is approved by the shareholders of the company.

         The Company has been informed by the Nasdaq Stock Market (`NASDAQ") that the Company has not been in compliance with a quantitative requirement for stock traded on NASDAQ because the company's Common Stock has been trading below NASDAQ's $1.00 per share minimum price requirement. The reverse Stock Split is designed to raise the company's per share price above that threshold by converting each three shares of Company Common Stock into one share and correspondingly reducing the number of shares outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Year ended December 31, 1998 compared with the year ended December 31, 1997

         Net sales for the year ended December 31, 1998 were $10,378,717 compared to $17,169,616 for the prior year. This 39.6% decrease was attributed to the decision to eliminate unprofitable retailers, and $4,000,000 decrease in sales of inner Realm due to low market acceptance of the product after its launch in 1997. In the second half of 1998 the Company decided to cease doing business with certain U.S. department stores whose promotional demands had become so excessive that the Company determined continued business with them would be unprofitable. This decision was based on the Company's goal of reducing losses even if it resulted in lower sales levels. These retailers accounted for approximately 14% of our 1997 revenue and by December 1998 we had stopped doing business with these accounts. Sales to distributors handling the Company's products in the secondary markets in the United States (mid-level department stores, perfumery chains and selected mass markets) increased by 14% in 1998. While these distributor sales bear a lower selling price, they result in the generation of operating profits since the distributor is responsible for all sales returns, advertising and promotional expenses. Sales outside the United States were $650,725 as compared with $1,446,285 in 1997, a factor of initial stocking in 1997 in selected foreign markets.

Net sales for the years 1998 and 1997 were as follows:

                  Markets:             1998 Net Sales          1997 Net Sales
                  --------             --------------          --------------
                  U.S. markets          $  9,727,992            $15,723,331
                  Foreign markets            650,725              1,446,285
                                        ------------            -----------
                  Total Net Sales       $ 10,378,717            $17,169,616
                                        ============            ===========

         Gross margin in 1998 represented 68% of sales as compared with 76% in 1997. The decreased margin is attributable to the large volume of sales in 1997 of our lower cost inner REALM product, higher than expected returns of inner REALM, and increased sales to the lower margin secondary class of trade in 1998. inner REALM has not enjoyed the same market acceptance as the REALM product lines. The gross margin has been negatively impacted by our efforts to work with our customers on the inner REALM line. The secondary market sales, while showing lower gross margin, can have a better contribution margin since they do not demand the level of support for advertising and marketing that the department stores require.

         Research and development costs in 1998 increased to $365,358 from $332,389 in 1997. The entire increase was attributable to the Company's additional funding of product development efforts to validate the efficacy of its technology to potential licensees, net of reimbursements made by the Company's initial licensee.

         Selling, general and administrative expenses declined by 42% in 1998 to $9,222,811 from $16,034,659 in 1997, primarily due to a $6,550,568 million reduction in selling, advertising and marketing expenditures. The spending reduction was related to the 1997 launch of inner REALM, and the Company's decision in late 1998 to be more focuses in its advertising and promotional efforts.

         Interest expense decreased to $62,608 in 1998 from $75,989 in 1997 due to slightly lower average borrowings under the Company's line of credit.

         The Company recorded no income tax provision in 1998 or 1997 due to the net operating losses.

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
                                             ===========          ===========

         Gross margin for 1997 was 76% compared to 73% in 1996. Costs for the Company's new fragrance, inner REALM, were significantly lower than the component costs for the original REALM line of products. In the last quarter of 1997, the Company decreased the number of lower margin fragrance value sets made available for sale. These factors were offset by the increase in sales to lower margin classes of trade. The Company increased sales to secondary markets and duty free distributors in 1997. This move was made to increase overall operating profits as these classes of trade do not demand the same level of co-operative advertising expenditures for store sponsored vehicles.

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

         The Company recorded no income tax provision in 1997 due to the net operating loss. In 1996, the Company recorded a provision equal to 5% of pretax income. This represented the federal and state alternative minimum taxes after utilizing the allowable amount of net operating loss carryforward for that year.


Liquidity

         At December 31, 1998, the Company had cash and cash-equivalents equal to $76,696 and working capital of $2,315,033. These balances at December 31, 1997 were $248,617 and $4,329,799, respectively. Net cash used in operating activities was $988,054, $4,204,364 and $589,788 for the years ended December 31, 1998, 1997 and 1996, respectively. Issuance of convertible preferred stock to a long-term investor in the amount of $600,000 partially offset cash usage in 1998. Other cash infusions were from bank borrowings, the issuance of common stock and maturity of investments in the amounts of $225,534, $340,290 and $550,816 for 1998, 1997 and 1996, respectively. At December 31, 1998, borrowings against the Company's $3,000,000 line of credit were $773,534. Assuming the Company's activities proceed substantially as planned, the Company's current cash, line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory, accounts receivable financing and staffing. The Company will be obtaining an additional $300,000 from the sale of convertible preferred stock in March 1999.

         Additional working capital may be required should the Company fail to generate anticipated consumer response levels at comparable levels to 1998. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its current products, potential product line extensions, and department store marketing efforts. Funds would be needed for inventory build, accounts receivable financing and staffing purposes. If the Company fails to achieve significant revenues from its 1999 marketing efforts or if expansion proves to be more capital intensive than planned, the Company may require additional funding.

         On March 15, 1999, the Company renewed its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California ("the Bank"). The Company may borrow up to $3,000,000 at an interest rate equal to the Bank's prime rate plus 1.0 % with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on April 1, 2000, contains certain debt-to-equity and working capital covenants.


Impact of Year 2000

         The Company has completed a comprehensive review of its internal computer systems to identify the issues expected to arise in connection with the Year 2000. The Company is in the process of reviewing the status of its customers and suppliers with regard to this issue and assess the potential impact of non-compliance by such parties on the Company's operations.

         The Company utilizes a server-based system for its material management, manufacturing, EDI interface, and financial systems. Year 2000 compliant software upgrades from the vendors have been installed, and tested with satisfactory results. The total cost to upgrade and test the systems was less than $20,000.

         The Company has also completed its review of non-server based systems and equipment (telephone system, fax machines, and off-the-shelf software). This review found that hardware was Year 2000 compliant, and that only a few software titles contained non-compliant Year 2000 date calculation errors. These software titles will be upgraded to more recent Year 2000 compliant versions later in the year if it is determined that the software is still needed by the Company. The financial impact is minimal.

         The Company is in the process of determining the extent to which it may be impacted by third party systems, which may not be Year 2000 compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company deals on financial transactions. To date we have received assurances from our the key customers, and suppliers that they will be Year 2000 compliant. While the Company is receiving reassurance from it's customers and suppliers, there can be no assurance that the systems of other companies that the Company deals with or on which the Company's systems rely on will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

Contingency plans for suppliers, or customers that may not be compliant are part of our material planning process and sales planning for the second half of 1999. Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company.


Item 7.  Financial Statements

         See  the  Financial   Statements  listed  in  Item  13(a),   which  are
incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The executive officers of the Company and their ages as of March 1, 1999 are as follows:

                Name             Age               Position
                ----             ---               --------

         William P. Horgan       50      Chairman, Chief Executive Officer
                                         and Director

         Gregory S. Fredrick     44      Vice President, Controller


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

Gregory S. Fredrick joined the Company in October 1998 as Vice President, Controller. Prior to joining the Company Mr. Fredrick spent nearly eight years in the Entertainment industry. From February 1997 to June 1998 he was the Vice President, Controller for a start-up record label / internet company 911 Entertainment. Mr. Fredrick served in various finance and operations capacities while with Windham Hill Records / BMG Entertainment from April 1990 leaving as Director of Operations in December 1996.

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


Item 13.          Exhibits and Reports on Form 8-K

         (a)      Financial Statements.  The following are filed as a part of this report:
                                                                                                                   Page
                                                                                                                   ----
                  Report of Independent Auditors                                                                    16
                  Balance Sheets -- December 31, 1998 and 1997                                                      17
                  Statements of Operations -- Years ended December 31, 1998, 1997 and 1996                          18
                  Statements of Shareholders' Equity - Three Years ended December 31, 1998                          19
                  Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996                          20
                  Notes to Financial Statements                                                                     21

         (b)      Reports on form 8-K.  None

         (c)      Exhibits. The following exhibits are filed as part of this report:


         EXHIBIT
          NUMBER                     EXHIBIT TITLE
          ------                     -------------

             3.1           Copy of the Registrant's Articles of Incorporation (1)
             3.1.1         Certificate of Determination of Preferences of Series AA Preferred Stock of Registrant
             3.2           Copy of Registrant's By-laws (1)
            10.1           Registrant's Stock Plan * (1)
            10.2           Research and Development Agreement between Registrant and Pherin dated July 1, 1992 (1)
            10.7           Technology Transfer Agreement between Registrant and Pherin dated August 23, 1991 (1)
            10.10          Registrant's Non-employee Directors Stock Option Plan * (2)
            10.12          Standard  Industrial  Lease - Net  between  Registrant  and SCI Limited  Partnership-I dated September 29, 1995 for the Registrant's California facility (3)
            10.13          Amendment to Research and Development  Agreement between Registrant and Pherin dated
                                February 29, 1996 (3)
            10.14          Business Loan Agreement dated July 1, 1997 (4)
            10.15          Business Loan Agreement dated April 1, 1998
            10.16          Extension  of  Industrial  Lease  between  Registrant  and SCI  Limited  Partnership-I dated September 24, 1998 for the Registrant's California facility
            10.17          Supply Agreement with Avon Products, Inc.
            23.1           Consent of Ernst & Young LLP, independent auditors                                       28
            27.01          Financial Data Schedule                                                                  29

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

(2)  Filed as an exhibit with corresponding  exhibit no. to Registrant's  Annual Report on Form 10-KSB for the Year
     Ended December 31, 1993.

(3)  Filed as an exhibit with corresponding  exhibit no. to Registrant's  Annual Report on Form 10-KSB for the Year
     Ended December 31, 1996.

(4)  Filed as an exhibit with  corresponding  exhibit no. to Registrant's  Quarterly  Report on From 10-QSB for the
     Three Months Ended June 30, 1997.

*    Management contract or compensatory plan

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, HPSI Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on March 26, 1999


                                HPSI CORPORATION


                                             By: /s/ William P. Horgan
                                                 -------------------------------

                                             Name: William P. Horgan
                                                   -----------------------------

                                             Title: Chairman of the Board
                                                    ----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed on behalf of Human Pheromone Sciences, Inc.
by the following persons in the capacities and on the dates indicated.


                  SIGNATURE                          CAPACITY                   DATE
                  ---------                          --------                   ----

/s/ William P. Horgan                        Chief Executive Officer            March 26, 1999
--------------------------------------       and Director
William P. Horgan

/s/ Gregory S. Fredrick                      Vice President,                    March 26, 1999
--------------------------------------       Principal Financial and
Gregory S. Fredrick                          Accounting Officer

/s/ Bernard I. Grosser                       Director                           March 30, 1999
--------------------------------------
Bernard I. Grosser, MD


/s/ Michael D. Kaufman                       Director                           March 30, 1999
--------------------------------------
Michael D. Kaufman


/s/ Helen C. Leong                           Director                           March 30, 1999
--------------------------------------
Helen C. Leong


/s/ Robert Marx                              Director                           March 30, 1999
--------------------------------------
Robert Marx

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Human Pheromone Sciences, Inc.

         We have audited the accompanying balance sheets of Human Pheromone Sciences, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


Palo Alto, California
March 19, 1999


                           Human Pheromone Sciences, Inc.

                                   Balance Sheets


                                                       December 31,    December 31,
                                                           1998            1997
                                                       ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                            $     76,696    $    248,617
  Accounts receivable, net of allowances of $677,735      2,051,574       3,255,238
   and $652,359 in 1998 and 1997, respectively
  Inventory                                               2,894,541       3,421,298
  Other current assets                                      113,635         128,817
                                                       ------------    ------------
Total current assets                                      5,136,446       7,053,970

Property and equipment, net                                  58,596          99,491
                                                       ------------    ------------

                                                       $  5,195,042    $  7,153,461
                                                       ============    ============


Liabilities and shareholders' equity

Current liabilities:
  Loan payable, bank                                   $    773,534    $    548,000
  Accounts payable                                          691,674         800,648
  Accrued advertising                                       553,926         743,900
  Accrued commissions                                       448,051         170,454
  Other accrued expenses                                    318,228         461,169
                                                       ------------    ------------
Total current liabilities                                 2,785,413       2,724,171

Commitments                                                    --              --

Shareholders' equity:
  Preferred stock, issuable in series, no par value,
    10,000,000  shares authorize  1,439,333,
    and 1,433,333 convertible shares issued and
    outstanding at December 31, 1998
    and December 31, 1997, respectively                   2,745,535       2,145,535
  Common stock, no par value,  40,000,000 shares
    authorized,  10,289,488 shares issued
    and outstanding at December 31, 1998 and 1997        17,667,024      17,667,024
  Accumulated deficit                                   (18,002,930)    (15,383,269)
                                                       ------------    ------------
Total shareholders' equity                                2,409,629       4,429,290
                                                       ------------    ------------

                                                       $  5,195,042    $  7,153,461
                                                       ============    ============

See accompanying notes.


                         Human Pheromone Sciences, Inc.

                            Statements of Operations

                                                             Years ended December 31,
                                                             ------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Net sales                                          $ 10,378,717    $ 17,169,616    $ 20,323,028
Cost of goods sold                                    3,358,242       4,079,555       5,487,801
                                                   ------------    ------------    ------------

Gross profit                                          7,020,475      13,090,061      14,835,227

Expenses:
   Research and development                             365,358         332,389         473,420
   Selling, general and administrative                9,222,811      16,034,659      13,088,248
                                                   ------------    ------------    ------------

Total expenses                                        9,588,169      16,367,048      13,561,668
                                                   ------------    ------------    ------------

Income (loss) from operations                        (2,567,694)     (3,276,987)      1,273,559

Interest income                                             278          12,621          20,612
Interest expense                                        (62,608)        (75,989)         (7,879)
Other income (expense)                                   10,363           2,215          (4,651)
                                                   ------------    ------------    ------------

Income (loss) before income taxes                    (2,619,661)     (3,338,140)      1,281,641

Income taxes                                               --              --            64,082
                                                   ------------    ------------    ------------

Net income (loss)                                  $ (2,619,661)   $ (3,338,140)   $  1,217,559
                                                   ============    ============    ============

Net income (loss) per common share-basic           $      (0.25)   $      (0.32)   $       0.12
                                                   ============    ============    ============

Net income (loss) per common share-
  assuming dilution                                $      (0.25)   $      (0.32)   $       0.12
                                                   ============    ============    ============

Weighted average shares used in
  calculation of net income (loss) per share         10,289,488      10,271,377       9,998,770
                                                   ============    ============    ============

Weighted average shares and equivalents,
  if dilutive, used in calculation of net income
  (loss) per common share                            10,289,488      10,271,377      10,508,680
                                                   ============    ============    ============

See accompanying notes.


                         Human Pheromone Sciences, Inc.

                       Statements of Shareholders' Equity
                                                Three Years ended December 31, 1998
                                                -----------------------------------
                                      Convertible                                     Total
                                       Preferred       Common      Accumulated     Shareholders'
                                         Stock          Stock        Deficit          Equity
                                     ------------   ------------   ------------    ------------
Balances at December 31, 1995                --       16,823,918    (13,262,688)      3,561,230

Exercise of stock options for
   234,933 shares for cash                   --          530,816           --           530,816
Exercise of warrants for
   10,000 shares for cash                    --           20,000           --            20,000
Net income                                   --             --        1,217,559       1,217,559
                                     ------------   ------------   ------------    ------------

Balances at December 31, 1996                --       17,374,734    (12,045,129)      5,329,605

Exercise of stock options for
   132,583 shares for cash                   --          292,290           --           292,290
Issuance of 1,433,333 shares of
   AA convertible preferred stock
   for cash, net of issuance costs      2,145,535           --             --         2,145,535
Net loss                                     --             --       (3,338,140)     (3,338,140)
                                     ------------   ------------   ------------    ------------

Balances at December 31, 1997           2,145,535     17,667,024    (15,383,269)      4,429,290

Issuance of 6,000 shares of
   BB convertible preferred stock
   for cash, net of issuance costs        600,000           --             --           600,000
Net loss                                     --             --       (2,619,661)     (2,619,661)
                                     ------------   ------------   ------------    ------------

Balances at December 31, 1998        $  2,745,535   $ 17,667,024   $(18,002,930)   $  2,409,629
                                     ============   ============   ============    ============

See accompanying notes.


                         Human Pheromone Sciences, Inc.

                            Statements of Cash Flows

                                                                Years ended December 31,
                                                                ------------------------
                                                            1998           1997           1996
                                                        -----------    -----------    -----------
Cash flows from operating activities
Net income (loss)                                       $(2,619,661)   $(3,338,140)   $ 1,217,559
Adjustments to reconcile net income (loss)
  to net cash  used in  operating activities:
  Depreciation and amortization                              50,296         63,953         95,470

  Changes in operating assets and liabilities:
    Accounts receivable                                   1,203,664       (442,103)      (858,627)
    Inventory                                               526,757       (514,781)    (1,106,789)
    Other current assets                                     15,182        (54,403)        94,371
    Accounts payable                                       (108,974)      (418,093)       486,964
    Accrued advertising                                    (189,974)       525,651       (344,391)
    Accrued commissions                                     277,597        170,454           --
    Other accrued expenses                                 (142,941)      (196,902)      (174,345)
                                                        -----------    -----------    -----------
Net cash used in operating activities                      (988,054)    (4,204,364)      (589,788)

Cash flows from investing activities
Purchase of property and equipment                           (9,401)       (91,928)       (88,772)
                                                        -----------    -----------    -----------
Net cash used in investing activities                        (9,401)       (91,928)       (88,772)

Cash flows from financing activities
Proceeds from bank borrowings                             4,309,534      7,502,000           --
Repayment of bank borrowings                             (4,084,000)    (7,454,000)          --
Proceeds from issuance of convertible preferred stock       600,000      2,145,535           --
Proceeds from issuance of common stock                         --          292,290        550,816
                                                        -----------    -----------    -----------
Net cash provided by financing activities                   825,534      2,485,825        550,816

Net decrease in cash and cash equivalents                  (171,921)    (1,810,467)      (127,744)
Cash and cash equivalents at beginning of the year          248,617      2,059,084      2,186,828
                                                        -----------    -----------    -----------
Cash and cash equivalents at end of the year            $    76,696    $   248,617    $ 2,059,084
                                                        ===========    ===========    ===========

See accompanying notes.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. The Company currently sells its REALM fragrance products through department and specialty stores across the United States and selected international markets.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

         The Company's concentration of credit risk consists principally of cash, cash equivalents and trade receivables. Concentration of credit risk with respect to trade receivables is limited because the Company's customer base consists of a large number of geographically diverse customers in the department and specialty store trade, in the United States and various international markets.

Supplier Concentration

         The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products. Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply could have a material adverse effect on the Company.

Revenue Recognition

         Revenue is recorded at the time of merchandise shipment, net of provisions for returns. The majority of the Company's sales are to large department store chains. During 1998 two customers comprised 22% and 16% of the Company's total sales. The Company's foreign sales approximated 6.3%, 8.4% and 7.5% of net sales during fiscal 1998, 1997 and 1996, respectively. Foreign currency transaction gains and losses are included in the results of operations and were immaterial for all periods presented.

Advertising Expense

         The cost of advertising is expensed as incurred. The Company incurred $2,160,148, $5,912,176, and $4,447,061 in advertising costs during 1998, 1997, and 1996, respectively.

Stock Based Compensation

         The Company grants stock options to employees and consultants for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant.

                         Human Pheromone Sciences. Inc.
                          Notes to Financial Statements
                                December 31, 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income/Loss Per Share

         Basic   net   income/(loss)   per   share   is   computed   using   the
weighted-average number of common shares outstanding.  Diluted net income/(loss)
per share is computed  using the  weighted-average  number of common  shares and dilutive common equivalent shares outstanding during the period. Dilutive common share  equivalents  consist of employee  stock options using the treasury  stock method and dilutive  convertible  securities  using the  if-converted  method in
1996.  Common stock  equivalents  are  excluded  from the diluted loss per share computation  in 1998 and 1997 as their  effect in  antidilutive.  The  following table sets  forth the  computation  for basic and  diluted  earnings/(loss)  per share:
                                          December 31,   December 31,     December 31,
                                             1998           1997             1996
                                         ------------    ------------    ------------
Numerator:
Net income (loss) from operations        $ (2,619,661)   $ (3,338,140)   $  1,217,559
Denominator:
Denominator for basic per share
  data--Weighted-average shares            10,289,488      10,271,377       9,998,770
Effect of dilutive securities:
  Employee stock options                         --              --           509,910
                                         ------------    ------------    ------------
Denominator for diluted per share data     10,289,488      10,271,377      10,508,680

Basic net income (loss) per share        $      (0.25)   $      (0.32)   $       0.12
                                         ------------    ------------    ------------
Diluted net income (loss) per share      $      (0.25)   $      (0.32)   $       0.12
                                         ------------    ------------    ------------

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The inventory at December 31, 1998 consists of finished goods inventory valued at $1,114,443, work in process of $264,599 and raw materials of $1,515,499. At December 31, 1997, these balances were $1,665,393, $151,143 and
$1,604,762, respectively.

Property and Equipment

         The Company's property and equipment, which consists of molds, computer hardware and software, and furniture and fixtures, are being depreciated on a straight-line basis over their estimated useful lives of up to three years.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                      Years ended December 31,
                                                      ------------------------
                                                        1998             1997
                                                      ---------       ---------

           Molds                                      $ 477,769       $ 477,769
           Computer hardware                            103,381          93,487
           Computer software                            139,952         128,647
           Furniture and other office equipment          78,765          90,563
                                                      ---------       ---------
                                                        799,867         790,466
                                                      ---------       ---------
           Less: Accumulated depreciation              (741,271)       (690,975)
                                                      ---------       ---------
                                                      $  58,596       $  99,491
                                                      =========       =========

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 1998


3.       LOAN PAYABLE, BANK

         At December 31, 1998, there was a loan payable of $773,534 under the Company's Business Loan Agreement with Mid-Peninsula Bank. Under the terms of this agreement the Company may borrow up to 75% of allowable accounts receivable as defined. The interest rate on borrowings is the bank's prime rate plus 0.75%. Borrowings are primarily secured by the Company's accounts receivable and inventories. The Company was in default of certain financial covenants of its borrowing agreements at December 31, 1998, and waivers were obtained from the Bank. The agreement was to expire April 1, 1999.

         On March 15, 1999, the Company renegotiated its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California. The Company may borrow up to $3.0 million at an interest rate equal to the bank's prime rate plus 1.0% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on April 1, 2000, contains certain debt-to-equity and working capital covenants.

Because the Company's borrowing arrangement is renewed annually, and because it bears interest at a variable rate, the fair value of the Company's borrowings reasonably approximates carrying value.

4.       COMMITMENTS

         Effective November 1, 1998, the Company extended the existing lease arrangement for office space in Fremont, California until October 31, 2000. The annual base rent will be approximately $116,774 and $100,970 for the years ended December 31, 1999 and 2000, respectively. The lease also provides for payments related to taxes, common area charges and outside maintenance. In July 1998 the Company entered into a sublease arrangement for a portion of the Fremont facilities. The sublease expires October 31, 1999 and requires a total rent of $77,748 plus reimbursement of common area charges, property taxes, and maintenance. The sublease income is netted against rent expense. Total rental expense was $129,415, $138,540 and $88,776 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.       SHAREHOLDERS' EQUITY

Convertible Preferred Stock

         On December 23, 1998, the Company issued 6,000 shares of Series BB convertible preferred stock for $600,000, net of issuance costs, to a current shareholder. The cash was used to reduce bank borrowings.

         Holders of shares of Series BB convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted. 600,000 shares of common stock are reserved for the future conversion of this preferred stock. No dividends are payable in connection with these preferred shares.

         Initially, each share of Series BB preferred stock shall be convertible at $1.00 to one share of common stock. The initial conversion price shall be increased quarterly beginning April 1, 1999 by $2.00 such that the original issue price shall increase by $8.00 per share each year. In addition, each preferred share shall automatically convert in the event of any of the following:

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

         On August 25, 1997, the Company obtained additional equity capital from affiliates of a current shareholder by issuing 1,433,333 shares of Series AA convertible preferred stock. This investment provided the Company with $2,145,535, net of issuance costs, in equity capital that was used to reduce bank borrowings and finance accounts receivable.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 1998

5.       SHAREHOLDERS' EQUITY (Continued)


         Holders of shares of Series AA convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted. Reserved for the future conversion of this preferred stock are 1,433,333 shares of common stock. No dividends are payable in connection with these preferred shares.

         Each share of Series AA preferred stock shall be convertible at $1.50 per share of common stock. Such initial conversion price shall be increased quarterly beginning October 1, 1997 by $.0225 such that the original issue price shall increase by $.09 per share each year. In addition, each preferred share shall automatically convert in the event of any of the following:

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


Stock  Option Plan

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

         A summary of the option activity under the Plan is as follows:

                                                                    WEIGHTED
                                                     SHARES         AVERAGE
                                                     UNDER          EXERCISE
                                                     OPTION          PRICE
                                                     ------          -----

              Balance, December 31, 1995            796,000          $1.97
                       Options granted              498,600          $4.95
                       Options exercised           (234,933)         $2.26
                       Options canceled              (8,167)         $3.54
                                                  ---------
              Balance, December 31, 1996          1,051,500          $3.16
                       Options granted              100,000          $1.58
                       Options exercised           (102,583)         $2.05
                       Options canceled             (12,500)         $3.30
                                                  ---------
              Balance, December 31, 1997          1,036,417          $3.11
                       Options granted              127,500          $0.64
                       Options canceled            (487,817)         $3.65
                                                  ---------
              Balance, December 31, 1998            676,100          $2.27
                                                  =========

At December 31, 1998, a total of 623,384 shares of the Company's common stock was reserved for future grants under the Plan, and options to purchase 419,558 shares were exercisable.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 1998

5.       SHAREHOLDERS' EQUITY (continued)

In June 1993, the Company's Board of Directors adopted a Non-Employee Directors' Stock Option Plan (Directors' Plan) covering a total of 275,000 shares of common stock, which provides for a one-time automatic grant of options to purchase 25,000 shares of common stock and annual grants thereafter of options to purchase 10,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant. The stock option activity under the Plan was as follows:

                                                                     WEIGHTED
                                                    SHARES           AVERAGE
                                                    UNDER            EXERCISE
                                                    OPTION            PRICE
                                                    ------            -----

                  Balance, December 31, 1995        155,000           $2.77
                           Options granted           40,000           $7.88
                                                    -------
                  Balance, December 31, 1996        195,000           $3.82
                           Options granted           55,000           $7.88
                           Options exercised        (30,000)          $2.73
                                                    -------
                  Balance, December 31, 1997        220,000           $3.45
                           Options granted           40,000           $0.67
                                                    -------
                  Balance, December 31, 1998        260,000           $3.02
                                                    =======

At December 31, 1998, a total of 15,000 shares of the Company's common stock was reserved for future grants under the Directors' Plan, and options to purchase 239,996 shares were exercisable.

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

         Pro forma information regarding net income and earnings (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                  Option Grants   Option Grants    Option Grants
                                      1998             1997            1996
                                      ----             ----            ----

Risk-Free Interest Rates         4.00% to 5.50%   5.91% to 6.44%  4.95% to 6.50%
Dividend Yield                        -0-               -0-             -0-
Volatility factor of the
   Company's common stock             1.7              .99              .88
Weighted average expected life
   beyond each respective
   vesting period                   1 year           1 year            1 year

         The weighted average fair value of options granted during 1998, 1997 and 1996 was $0.59, $0.90 and $2.60, respectively.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 1998


5.       SHAREHOLDERS' EQUITY (continued)

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been:

                                         1998             1997           1996
                                         -----            ----           ----
Pro forma net income (loss)           $(3,015,684)    $(4,081,816)    $  719,981
Pro forma income (loss) per share     $      (.29)    $      (.40)    $     0.07


         Because SFAS 123 is applicable  only to options  granted  subsequent to
December 31, 1994, its pro forma effect is not fully  reflected  until 1998. The following  table  summarizes  information  about stock  options  outstanding  at
December 31, 1998:
                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     --------------------------------------------           ---------------------------
                                         WEIGHTED
                                         AVERAGE           WEIGHTED                             WEIGHTED
  RANGE OF             NUMBER            REMAINING         AVERAGE            NUMBER            AVERAGE
  EXERCISE           OUTSTANDING         CONTRACTUAL       EXERCISE         EXERCISABLE         EXERCISE
   PRICES            AT 12/31/98           LIFE             PRICE           AT 12/31/98           PRICE
   ------            -----------           ----             -----           -----------           -----
$0.38 to $1.58          488,000            3.7              $1.25             281,454             $1.47
$1.58 to $2.37          227,500            5.0              $1.95             220,000             $1.96
$2.37 to $4.74           55,600            4.3              $3.86              55,600             $3.86
$4.74 to $7.91          165,000            4.6              $6.37             102,500             $6.67
                     -----------           ---              -----             -------             -----
$0.79 to $7.91          936,100            4.2              $2.48             659,554             $2.64
                     ===========                                              =======


6.       RELATED PARTY TRANSACTIONS

         On February 29, 1996, the Company renewed a research and development agreement with Pherin Corporation ("Pherin"), a company related by common shareholders, whereby Pherin supplies HPSI with its required synthesized human pheromones and also provides to HPSI research and development and scientific public relations services. This renewal expired on March 1, 1998, the Company is in the process of renegotiating the research and supply agreements.. The total expense incurred pursuant to the Company's research and development agreement with Pherin Corporation during the fiscal years ended December 31, 1998, 1997, and 1996 was $303,625, $280,000 and $270,000, respectively.


7.       INCOME TAXES

         There was no provision for income taxes for the year ended December 31, 1998 or 1997 as the Company incurred net operating losses.

         At December 31, 1998, the Company had net operating loss carryforwards of approximately $15,500,000. The Company also had federal research and development tax carryforwards of approximately $146,000. The net operating loss and credit carryforwards will expire between 2004 and 2013.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 1998


7.       INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

      Deferred tax asset:                               1998           1997
                                                        ----           ----

               Net operating loss carryforward      $ 5,500,000    $ 4,590,000
               Research credit carryforward             200,000        180,000
               Returns Reserve                          300,000        330,000
               Other, net                               400,000        360,000
               Valuation allowance for deferred
                 tax assets                          (6,400,000)    (5,460,000)
                                                    -----------    -----------
      Net deferred tax assets                       $      --      $      --
                                                    ===========    ===========

         Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $940,000 and $1,750,000 in 1998 and 1997.


8.       SUBSEQUENT EVENT (unaudited)

         On March 26, 1999, the Company obtained $300,000 additional equity capital from a current shareholder by issuing shares of convertible preferred stock.