Form 10KSB/A
period 1998-12-31
HUMAN PHEROMONE SCIENCES INC
filed 1999-04-30
CIK 878616

Washington, D.C. 20549

                                 FORM 10-KSB / A
                                (Amendment No. 1)

(MARK ONE)

      [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                   For the fiscal year ended December 31, 1998

      [   ]  TRANSITION  REPORT  UNDER  SECTION  13 OR A5(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934 (no fee required)

                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             California                                      94-3107202
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. employee
   incorporation or organization)                        Identification No.)

4034 Clipper Court, Fremont, California                         94538
---------------------------------------                  -------------------
(Address of principal executive offices)                      (Zip code)

                    Issuer's telephone number: (510) 226-6874

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                ----------------
                                (Title of class)

     Checkwhether  the  Issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [ X ]    No [   ]

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $5,586,667(1)

(1) Excludes 1,421,763 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at March 19, 1999 based on a closing bid price on that day of $0.63 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,445,716 shares of convertible preferred stock, 10,289,488 shares of common stock as of April 12, 1999.

     Transitional Small Business Disclosure Format (check one):
                                                           Yes [   ]    No [ X ]

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The executive officers of the Company and their ages as of April 12, 1999 are as follows:

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

         The directors of the Company and their ages as of April 12, 1999 are as follows:

   Name                        Age     Principal Occupation
   ----                        ---     --------------------
   William P. Horgan           50      Chairman of the Board of Directors, Chief
                                       Executive Officer and Director
   Bernard I. Grosser, M.D     69      Director
   Michael D. Kaufman          58      Director
   Helen C. Leong              71      Director
   Robert Marx                 68      Director

Bernard I. Grosser, M.D. has served as a Director since March 1992. Dr. Grosser is Chairman of the Department of Psychiatry at the University of Utah and has served in that capacity since 1982. Dr. Grosser has conducted extensive research related to hormonal target areas of the brain.

Michael D. Kaufman, a Director since August 1997, is Managing General Partner of MK Global Ventures, a firm he founded in 1987. Prior to 1987, Mr. Kaufman spent six years as a General Partner of Oak Investment Partners, where he was involved in the formation of numerous technology companies and served as founding investor and director of Businessland, Davox, Katun, Easel, Ekco, Interlan and Ziyad, among others. Prior to becoming a Partner of Oak Investment Partners, Mr. Kaufman was President and COO of Centronics Data Corporation, a $150 million NYSE-listed manufacturer of computer-related printing devices.

Helen C. Leong has served as a Director since April 1993. Mrs. Leong is and has been for more than five years the managing partner of Leong Ventures, which makes investments in the areas of biogenetics and health-oriented technologies. She is a general partner of CLW Associates, which specializes in real estate and start-up businesses in consumer fields. Mrs. Leong is also a founder of Mid-Peninsula Bank of Palo Alto where she has served as a director since 1988.

Robert Marx has served as a Director since October 1994. Mr. Marx was the founder and Co-Chief Executive Officer of Gildamarx Incorporated, a firm specializing in designing and manufacturing exercise apparel and products for active lifestyles from 1979 until the sale of the company in 1996. He is a member of the Executive Committee of the Sports Apparel Products Council and the Board of Directors of the California Manufacturers Association. There are no family relationships between directors or executive officers of the Company.

Item 10.   Executive Compensation

The following table sets forth the total compensation for 1998, 1997 and 1996 of the Chief Executive Officer and each of the other executive officers of the Company whose total salary and bonus for 1998 exceeded $100,000 (the "Named
Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                        Long-Term
                                                                                                       Compensation
                                                                 Annual Compensation                      Award
                                                                 -------------------                      -----
        Name and Principal Position                 Year              Salary           Bonus      Securities Underlying
        ---------------------------                 ----              ------           -----            Options(#)
                                                                                                        ----------
William P. Horgan                                   1998              $193,000           --                  --
Chairman of the Board and                           1997              $193,000           --                  --
Chief Executive Officer                             1996              $185,000         $55,000             100,000

Michael P. Stern                                    1998              $143,400           --                  --
President (Resigned 9/30/98)                        1997              $143,400           --                  --
                                                    1996              $134,000         $40,200             150,000

Maxine C. Harmatta                                  1998              $106,650           --                  --
Vice President (Resigned 8/31/98)                   1997              $118,000           --                  --
                                                    1996              $110,000         $31,850             125,000


Option Grants in Last Fiscal Year

There were no option grants in 1998 to the Named Officers and none of the Named Officers acquired any shares on exercise of options in 1998.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

The following table sets forth certain information concerning the number of unexercised options held as of December 31, 1998 by the Named Officers.

                          Number of Securities
                         Underlying Unexercised        Value of Unexercised
                      Options at December 31, 1998    In-the-Money Options at
                       Exercisable/Unexercisable         December 31, 1998
                       -------------------------     Exercisable/Unexercisable
       Name                       (#)                          ($)(1)
       ----                       ---                          ------
William P. Horgan            316,874/53,126                     -/-
Michael V. Stern                  -/-                           -/-
Maxine C. Harmatta                -/-                           -/-

--------------------

(1) Assuming a stock price of $.97 per share, which was the closing price of a Share of Common Stock reported on the NASDAQ National Market on December 31, 1998.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth  certain  information  regarding the  beneficial ownership of the Company's Common Stock as of April 12, 1999 by: (i) each person who is known by the Company to own beneficially  more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's  executive  officers named in the Summary Compensation Table; (iii) each of the Company's directors;  and (iv)
by all  directors  and  executive  officers  as a  group.  Except  as  otherwise indicated,  the Company  believes that the  beneficial  owners of the securities listed  below,  based  on  information  furnished  by  such  owners,  have  sole investment  and voting  power with  respect to the Common  Stock  shown as being beneficially owned by them:


      Directors, Nominees, Officers And 5% Stockholders       Shares Beneficially Owned(1)     Percent Of Class(1)(2)
      -------------------------------------------------       ----------------------------     ----------------------
William P. Horgan (3)                                                      343,200                     3.2
Michael V. Stern                                                           197,340                     1.9
Bernard I. Grosser, M.D.(4)                                                156,716                     1.5
Helen C. Leong(5)                                                          229,124                     2.2
Michael D. Kaufman(6)                                                    1,096,163                    10.6
Robert Marx(7)                                                             163,224                     1.6
Maxine C. Harmatta                                                               -                       -
All executive officers and directors as a group (7 persons)(8)           2,185,767                    20.1

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of Shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 12, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(2) Percentage of beneficial ownership is based on 10,289,488 shares of Common Stock outstanding as of April 12, 1999.

(3)   Includes 320,000 shares issuable on exercise of outstanding options.

(4)   Includes74,166 shares issuable on exercise of outstanding options.

(5)   Includes 74,166 shares issuable on exercise of outstanding options.

(6) Includes 1,061,997 shares held in the name of partnerships and 34,166 shares issuable on exercise of outstanding options.

(7)   Includes 64,166 shares issuable on exercise of outstanding options

(8)   Includes 566,664 shares issuable on exercise of outstanding options.

Item 12.   Certain Relationships and Related Transactions

         In 1991, the Company transferred to Pherin Corporation ("Pherin"), a newly formed California corporation, all of the Company's rights to its human pheromone technology for use other than in the consumer products field, together with $2 million in cash, in exchange for all of the stock of Pherin. Upon approval by its shareholders at the Annual Meeting, held in August 1991, the Company distributed to its shareholders all of the stock of Pherin. Certain stockholders identified under "Principal Stockholders" above are also stockholders of Pherin.

HPSI and Pherin are  parties to an  agreement,  pursuant  to which  Pherin  will supply HPSI with its reasonable requirements of human pheromones and to make available to HPSI the basic manufacturing technology. Under the agreement, payments to Pherin in 1998 totaled $303,625. After January 31, 1996, rather than supply human pheromones to HPSI, Pherin may instead elect to provide to the Company all manufacturing technology in its possession that it has not previously supplied to HPSI. . Through 1998 only small quantities of human pheromones, which could be produced in a laboratory environment, were required for its fragrance and ancillary products. As a result of the initial third party supply agreement entered into in December 1998, the Company requires significantly more production of the synthesized human pheromones than were needed in the past. In January 1999, HPSI and Pherin contracted with two independent laboratories to manufacture kilogram quantities of the synthesized human pheromones under the direction of scientists working on behalf of the Company and Pherin. HPSI has received the initial quantities from these independent laboratories. The Company and Pherin have agreed to the terms of a new research and development agreement, and a supply agreement effective April 1, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Human Pheromone Sciences, Inc. has duly caused this Amendment of the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on April 29, 1999.


                                           HUMAN PHEROMONE SCIENCES, INC.



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


                SIGNATURE                            CAPACITY                       DATE
                ---------                            --------                       ----
/s/ William P. Horgan                                Chief Executive Officer        April 29, 1999
--------------------------------------               and Director
William P. Horgan

/s/ Gregory S. Fredrick                              Vice President,                April 29, 1999
--------------------------------------               Principal Financial and
Gregory S. Fredrick                                  Accounting Officer


/s/ Bernard I. Grosser                               Director                       April 29, 1999
--------------------------------------
Bernard I. Grosser, MD


/s/ Michael D. Kaufman                               Director                        April 29, 1999
--------------------------------------
Michael D. Kaufman


/s/ Helen C. Leong                                   Director                       April 29, 1999
--------------------------------------
Helen C. Leong


/s/ Robert Marx                                      Director                       April 29, 1999
--------------------------------------
Robert Marx

                                       -7-