Form 10QSB
period 1999-03-31
HUMAN PHEROMONE SCIENCES INC
filed 1999-05-17
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       (MARK ONE)

        [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934  (no fee required)



                         Commission file number 0-23544

                         HUMAN PHERONONE SCIENCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          California                                        94-3107202
 ------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. employee
 incorporation or organization)                        Identification No.)


4034 Clipper Court, Fremont, California                       94538
----------------------------------------                    ----------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of May 10, 1999 (Post 1 for 3 reverse stock split effective April 13,
1999).


                                                                 Total Pages: 13

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX
                                                                                                                Page
                                                                                                                ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Condensed Balance Sheets (Unaudited) as of March 31, 1999
                  and December 31, 1998...........................................................................3

                  Statements of Operations (Unaudited) for the Three Months Ended
                  March 31, 1999 and 1998.........................................................................4

                  Condensed Statements of Cash Flows (Unaudited) for the Three Months
                  Ended March 31, 1999 and 1998...................................................................5

                  Notes to Condensed Financial Statements (Unaudited).............................................6

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations...........7

PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K................................................................10

SIGNATURES.......................................................................................................11


                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                         Human Pheromone Sciences, Inc.

                                 Balance Sheets

                                                      March 31,
                                                       1999         December 31,
                                                    (unaudited)        1998
                                                   ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                        $    110,927    $     76,696
  Accounts receivable, net of allowances              1,694,193       2,051,574
   of $406,953 and $677,735 in 1999
   and 1998, respectively
  Inventory                                           2,853,180       2,894,541
  Other current assets                                  192,532         113,635
                                                   ------------    ------------
Total current assets                                  4,850,832       5,136,446

Property and equipment, net                              46,331          58,596
                                                   ------------    ------------

                                                   $  4,897,163    $  5,195,042
                                                   ============    ============


Liabilities and shareholders' equity



  Loan payable, bank                               $    900,000    $    773,534
  Accounts payable                                      583,881         691,674
  Accrued advertising                                   380,451         553,926
  Accrued commissions                                   357,300         448,051
  Other accrued expenses                                310,078         318,228
                                                   ------------    ------------
Total current liabilities                             2,531,710       2,785,413


Shareholders' equity:
  Convertible  preferred  stock,
    issuable in series,  no par value,
    10,000,000 shares authorized,
    1,445,716 and 1,439,333 shares
    issued and outstanding at
    March 31, 1999 and
    December 31, 1998, respectively                   3,045,535       2,745,535
  Common stock, no par value, 40,000,000
    shares  authorized, 3,429,839 shares
    issued and outstanding at March 31, 1999
    and December 31, 1998, respectively              17,667,024      17,667,024
  Accumulated deficit                               (18,310,059)    (18,002,930)

  Accumulated other comprehensive income:
    Foreign currency translation                        (37,047)           --
                                                   ------------    ------------
Total shareholders' equity                            2,365,453       2,409,629
                                                   ------------    ------------

                                                   $  4,897,163    $  5,195,042
                                                   ============    ============




See accompanying notes.

                         Human Pheromone Sciences, Inc.

                            Statements of Operations
                                   (unaudited)


                                                     Quarter ended March 31,
                                                     -----------------------

                                                   -----------      -----------
                                                      1999             1998
                                                   -----------      -----------

Net sales                                          $ 2,239,093      $ 3,363,161
Cost of goods sold                                     778,821        1,044,199
                                                   -----------      -----------

Gross profit                                         1,460,272        2,318,962

Expenses:
   Research and development                             84,032           82,132
   Selling, general and administrative               1,663,116        2,999,595
                                                   -----------      -----------

Total expenses                                       1,747,148        3,081,727
                                                   -----------      -----------

Loss from operations                                  (286,876)        (762,765)

Interest expense, net                                  (22,457)         (10,899)
Other income                                             2,203              594
                                                   -----------      -----------

Loss before income taxes                              (307,130)        (773,070)

Income taxes                                              --               --
                                                   -----------      -----------

Net loss                                           $  (307,130)     $  (773,070)
                                                   ===========      ===========

Net loss per common share                          $      (.09)     $      (.23)
                                                   ===========      ===========

Weighted average shares used in
  calculation of earnings per share                  3,429,839        3,429,839
                                                   ===========      ===========


See accompanying notes.

                         Human Pheromone Sciences, Inc.

                            Statements of Cash Flows
                                   (unaudited)



                                                        Quarter ended March 31,
                                                        ---------------------

                                                          1999         1998
                                                      -----------   -----------

Cash flows from operating activities
Net loss                                              $  (307,130)  $  (773,070)

Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                            12,265        15,125

  Changes in operating assets and liabilities:
    Accounts receivable                                   357,381       414,334
    Inventory                                              41,361       205,885
    Other current assets                                  (78,897)      (17,459)
 Accounts payable and accrued liabilities                (380,168)     (125,964)
                                                      -----------   -----------
Net cash used in operating activities                    (355,188)     (281,149)

Cash flows from financing activities
Proceeds from bank borrowings                             500,000     1,476,462
Repayment of bank borrowings                             (373,534)   (1,410,000)
Proceeds from issuance of convertible
  preferred stock                                         300,000          --
                                                      -----------   -----------
Net cash provided by financing activities                 426,466        66,462

Effect of exchange rate changes on cash                   (37,047)         --
                                                      -----------   -----------

Net increase/(decrease) in cash and cash equivalents       34,231      (214,687)
Cash and cash equivalents at beginning of the year         76,696       248,617
                                                      -----------   -----------
Cash and cash equivalents at end of the year          $   110,927   $    33,930
                                                      ===========   ===========


See accompanying notes.

                         Human Pheromone Sciences, Inc.

                     Notes to Condensed Financial Statements
                                   (unaudited)

                                 March 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Reverse Stock Split

         The Company's shareholders approved a 1 for 3 reverse stock split effective April 13, 1999. All share and per share amounts have been adjusted for the effects of the reverse split for all periods presented.

Inventory

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at March 31, 1998 consists of finished goods inventory valued at $1,158,930 work in process of $245,323 and raw materials of $1,448,927. At December 31, 1998, these balances were $1,114,443, $264,599 and
$1,515,499, respectively.

Comprehensive Loss

         Comprehensive loss for the quarter ended March 31, 1999 was $344,177 compared to $773,070 for the quarter ended March 31, 1998.

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

Results of Operations

Three Months ended March 31, 1999 as compared to the Three Months ended March 31, 1998

         Net sales for the first quarter of 1999 were $2,239,093 representing a decrease of 33% from sales of $3,363,161 for the prior year's quarter. Approximately 11% of the decrease is due to the department stores the Company ceased doing business with in late 1998. The remaining department store sales decline was consistent with the Company's stated goal to more directly focus selling and marketing efforts in a reduced number of department stores which have the potential to be of profitable partners in the Realm(R) fragrance business. International and secondary market shipments declined slightly since pipeline sales were made into new markets in 1998; there were no such sales in 1999. During the quarter the Company realized is first revenue from the shipment of its patented pheromones to its first licensee, a multi national cosmetics and fragrance company.

         Net sales for the quarters ended March 31, 1999 and 1998 were as follows. In 1999 a U.S. distributor, which is considered a domestic customer of the Company began selling to international markets previously being serviced directly by the Company, thereby causing a decrease in reported sales to international markets.

                -----------------------------------------------
                Markets                       1999         1998
                -----------------------------------------------

                U.S. Markets            $2,113,789   $3,952,227
                International Markets      125,304      410,934
                                        ----------   ----------

                Net Sales               $2,239,093   $3,363,161


         Gross margin for the quarter ended March 31, 1999 declined 37% to $1,460,272 from $2,318,962 in the prior year primarily due to the reduced sales volume. Also contributing to the margin shortfall was an increased sales mix to lower gross margin distribution and international sales channels, however these sales do not require the large selling and advertising expenses that the higher margin accounts incur.

         Research and Development expenses for the first quarters of 1999 and 1998 were $84,032 and $82,132, respectively. These costs principally reflect payments and costs under the Company's contract with Pherin Pharmaceuticals.

         Operating expenses decreased $1,336,479 to $1,663,116 in the first quarter of 1999 from $2,999,595 in the first quarter of 1998. While $1,292,055 of this decrease was attributable to lower advertising, selling and marketing costs, all operational areas decreased. The 45% reduction in spending is the result of the Company's plan to have a more focused sales and marketing strategy, working with the department stores with the potential to be profitable partners in our Realm(R) fragrance business. The first quarter results are consistent with the Company's 1999 sales and marketing strategy that anticipated the decrease in sales and gross margin, with offsetting savings in spending.

         The Company incurred $22,457 in net interest expense during the first quarter of 1999 compared to $10,899 net interest expense in 1998. During the first quarter of 1999, the Company was in an increased net borrowing position as compared to the same period in 1998.

LIQUIDITY

         At March 31, 1999, the Company had borrowed $900,000 against its $3,000,000 line of credit and working capital was $2,319,122. At December 31, 1998 the Company had net borrowings of $773,534 and working capital of $2,351,033. For the first quarter of 1999, net cash used in operating activities was $355,188 compared to $281,149 for the prior year's quarter. Assuming the Company's activities proceed substantially as planned, the Company's line of credit and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory and accounts receivable financing.

         Additional working capital may be required should the Company fail to generate anticipated consumer response levels at comparable levels to 1998. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its products, potential product line extensions, and department store marketing efforts. Funds would be needed for inventory build, accounts receivable financing and staffing purposes. If the Company fails to achieve revenues from its 1999 marketing efforts, or if expansion proves to be more capital intensive than planned, the Company may require additional funding.

         On March 15, 1999, the Company renewed its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a continued line of credit. The Company may borrow up to $3,000,000 at an interest rate equal to the Bank's prime rate plus 1.0% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires in April 1, 2000, contains certain debt-to-equity and working capital covenants.

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

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 10.18 Business Loan Agreement dated March 15, 1999
              Exhibit 27.01-Financial Data Schedule

         (b) The Company filed Form 8-K January 28, 1999 containing an Unaudited Balance Sheet as of December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                            HUMAN PHEROMONE SCIENCES, INC.
                                            Registrant




Date:  May 14, 1999                         /s/ William P. Horgan
                                            ------------------------------------
                                                     William P. Horgan
                                            Chairman and Chief Executive Officer




Date:  May 14, 1999                         /s/ Gregory S. Fredrick
                                            ------------------------------------
                                                     Gregory S. Fredrick
                                            Vice President, Controller