Form 10KSB/A
period 1998-12-31
HUMAN PHEROMONE SCIENCES INC
filed 1999-07-02
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB / A
                                (Amendment No. 2)


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

         State issuer's revenues for its most recent fiscal year.   $10,378,717
                                                                    ------------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $5,734,481 (1)
      ----------

 (1) Excludes 473,921 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at June 11, 1999 based on a closing bid price on that day of $1.94 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 479,778 shares of convertible preferred stock, 3,429,839 shares of common stock as of June 11, 1999.

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes [ ] No [X]

Item 13.          Exhibits and Reports on Form 8-K



         EXHIBIT
         NUMBER                     EXHIBIT TITLE
         ------                     -------------

         10.17             Supply Agreement with Avon Products, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, HPSI Corporation has duly caused this Amendment to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on June 30, 1999


                                        HPSI CORPORATION


                                        By:    /s/ William P. Horgan
                                               ---------------------------------
                                        Name:  William P. Horgan
                                               ---------------------------------
                                        Title: Chairman of the Board
                                               ---------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Annual Report has been signed on behalf of Human Pheromone
Sciences, Inc. by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                          CAPACITY                               DATE
                  ---------                          --------                               ----
/s/ William P. Horgan                                Chief Executive Officer            June 30, 1999
--------------------------------------               and Director
William P. Horgan

/s/ Gregory S. Fredrick                              Vice President,                    June 30, 1999
--------------------------------------               Principal Financial and
Gregory S. Fredrick                                  Accounting Officer


/s/ Bernard I. Grosser                               Director                           June 30, 1999
--------------------------------------
Bernard I. Grosser, MD


/s/ Michael D. Kaufman                               Director                            June 30, 1999
--------------------------------------
Michael D. Kaufman


/s/ Helen C. Leong                                   Director                           June 30, 1999
--------------------------------------
Helen C. Leong


/s/ Robert Marx                                      Director                           June 30, 1999
--------------------------------------
Robert Marx