Form 10QSB
period 1999-06-30
HUMAN PHEROMONE SCIENCES INC
filed 1999-08-13
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934  (no fee required)



                         Commission file number 0-23544

                         HUMAN PHERONONE SCIENCES, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

              California                                 94-3107202
---------------------------------------      -----------------------------------
    (State or other jurisdiction of          (I.R.S.employee Identification No.)
     incorporation or organization)

4034 Clipper Court, Fremont, California                   94538
---------------------------------------      -----------------------------------
(Address of principal executive offices)                (Zip code)


                    Issuer's telephone number: (510) 226-6874
                                               --------------





           Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of August 6, 1999


                                                                 Total Pages: 13


                                           HUMAN PHEROMONE SCIENCES, INC.

                                                       INDEX
                                                                                                               Page
                                                                                                               ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Condensed Balance Sheets (Unaudited) as of June 30, 1999
                  and December 31, 1998...........................................................................4

                  Statements of Operations (Unaudited) for the Three Months and Six Months Ended
                  June 30, 1999 and 1998..........................................................................5

                  Condensed Statements of Cash Flows (Unaudited) for the Six Months
                  Ended June 30, 1999 and 1998....................................................................6

                  Notes to Condensed Financial Statements (Unaudited).............................................7

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations...........8

PART II
OTHER INFORMATION


         Item 4. Submission of Matter to Vote of Security Holders................................................12


         Item 6. Exhibits and Reports on Form 8-K................................................................12

SIGNATURES.......................................................................................................13


                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                                      Human Pheromone Sciences, Inc.

                                              Balance Sheets
                                                                             June 30,
                                                                               1999                    December 31,
                                                                           (unaudited)                    1998
                                                                         ----------------          -----------------
Assets

Current assets:
  Cash and cash equivalents                                             $          80,832         $           76,696
  Accounts receivable, net of allowances of $67,526                             1,700,117                  2,051,574
   and $677,735 in 1999 and 1998, respectively
  Inventory                                                                     2,660,609                  2,894,541
  Other current assets                                                            123,468                    113,635
                                                                         ----------------          -----------------
Total current assets                                                            4,565,026                  5,136,446

Property and equipment, net                                                        34,555                     58,596
                                                                         ----------------          -----------------

                                                                        $       4,599,581         $        5,195,042
                                                                         ================          =================


Liabilities and shareholders' equity



  Loan payable, bank                                                    $         900,000         $          773,534
  Accounts payable                                                                625,720                    691,674
  Accrued advertising                                                             346,200                    553,926
  Accrued commissions                                                             334,681                    448,051
  Other accrued expenses                                                          337,756                    318,228
                                                                         ----------------          -----------------
Total current liabilities                                                       2,544,357                  2,785,413


Shareholders' equity:
  Convertible  preferred  stock,  issuable in series,  no par value,
    10,000,000 shares authorized,  1,445,716 and 1,439,333 shares issued and outstanding at June 30, 1999 and
    December 31, 1998, respectively                                             3,045,535                  2,745,535
  Common stock, no par value,  40,000,000  shares  authorized,
    3,429,839 shares issued and outstanding at June 30, 1999
    and December 31, 1998, respectively
                                                                               17,667,024                 17,667,024
  Accumulated deficit                                                         (18,609,722)               (18,002,930)
  Accumulated other comprehensive income:
      Foreign currency translation                                                (47,613)                         -
                                                                         ----------------          -----------------
Total shareholders' equity                                                      2,055,224                  2,409,629
                                                                         ----------------          -----------------

                                                                        $       4,599,581         $        5,195,042
                                                                         ================          =================

See accompanying notes.

                                                 Human Pheromone Sciences, Inc.

                                                    Statements of Operations
                                                           (unaudited)

                                                          Three months ended June 30,            Six months ended June 30,
                                                          ---------------------------            -------------------------


                                                       --------------     ---------------     --------------     --------------
                                                           1999                1998               1999               1998
                                                       --------------     ---------------     --------------     --------------
Net sales                                              $   2,110,782      $    1,905,257      $   4,349,875      $   5,268,418
Cost of goods sold                                           757,205             627,074          1,536,026          1,671,273
                                                       --------------     ---------------     --------------     --------------

Gross profit                                               1,353,577           1,278,183          2,813,849          3,597,145

Expenses:
   Research and development                                   82,674             100,316            166,706            182,448
   Selling, general and administrative                     1,538,278           2,560,547          3,201,394          5,560,142
                                                       --------------     ---------------     --------------     --------------

Total expenses                                             1,620,952           2,660,863          3,368,100          5,742,590
                                                       --------------     ---------------     --------------     --------------

Loss from operations                                        (267,375)         (1,382,680)          (554,251)        (2,145,445)

Interest income                                                   90                 106                154                162
Interest (expense)                                           (23,651)            (10,514)           (46,172)           (21,469)
Other (expense)                                               (8,726)             (2,783)            (6,523)            (2,189)
                                                       --------------     ---------------     --------------     --------------

Loss before income taxes                                    (299,662)         (1,395,871)          (606,792)        (2,168,941)

Income taxes                                                  -                  -                   -                  -
                                                       --------------     ---------------     --------------     --------------

Net loss                                               $    (299,662)     $   (1,395,871)     $    (606,792)        (2,168,941)
                                                       ==============     ===============     ==============     ==============

Net loss per common share-basic                        $        (.09)     $         (.41)     $        (.18)     $        (.63)
                                                       ==============     ===============     ==============     ==============

Net loss per common share-
  assuming dilution                                    $        (.09)     $         (.41)     $        (.18)     $        (.63)
                                                       ==============     ===============     ==============     ==============

Weighted average shares used in calculation
  of net loss per share                                    3,429,839           3,429,839          3,429,839          3,429,839
                                                       ==============     ===============     ==============     ==============

Weighted average shares and equivalents,
  if dilutive, used in calculation of net loss
  per common share                                         3,429,839           3,429,839          3,429,839          3,429,839
                                                       ==============     ===============     ==============     ==============

See accompanying notes.

                                     Human Pheromone Sciences, Inc.

                                        Statements of Cash Flows
                                              (unaudited)

                                                                     Six months ended June 30,
                                                                     -------------------------

                                                                     1999                   1998
                                                               -----------------      -----------------
Cash flows from operating activities
Net loss                                                       $       (606,792)     $      (2,168,941)
Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation and amortization                                          24,041                 29,612

  Changes in operating assets and liabilities:
    Accounts receivable                                                 351,457              2,230,348
    Inventory                                                           233,932                190,978
    Other current assets                                                 (9,833)                21,833
 Accounts payable and accrued liabilities                              (367,522)              (130,834)
                                                               -----------------      -----------------
Net cash provided by (used in) operating activities                    (374,717)               172,996

Cash flows from investing activities
Purchase of property and equipment                                    -                        (12,457)
                                                               -----------------      -----------------
Net cash used in investing activities                                 -                        (12,457)


Cash flows from financing activities
Proceeds from bank borrowings                                           900,000              2,495,296
Repayment of bank borrowings                                           (773,534)            (2,834,000)
Proceeds from issuance of convertible preferred stock                   300,000               -
                                                               -----------------      -----------------
Net cash provided by (used for) financing activities                    426,466               (338,704)

Effect of exchange rate changes on cash                                 (47,613)              -
                                                               -----------------      -----------------

Net increase/(decrease) in cash and cash equivalents                      4,136               (178,165)
Cash and cash equivalents at beginning of the year                       76,696                248,617
                                                               -----------------      -----------------
Cash and cash equivalents at end of the period                 $         80,832       $         70,452
                                                               =================      =================


See accompanying notes.

                         Human Pheromone Sciences, Inc.

                     Notes to Condensed Financial Statements
                                   (unaudited)

                                  June 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. These condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Reverse Stock Split

         The Company's shareholders approved a 1 for 3 reverse stock split effective April 13, 1999. All share and per share amounts have been adjusted for the effects of the reverse split for all periods presented.

Inventory

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at June 30, 1999 consists of finished goods inventory valued at $886,834 work in process of $238,388 and raw materials of $1,535,387. At December 31, 1998, these balances were $1,114,443, $264,599 and
$1,515,499, respectively.

Comprehensive Loss

         Comprehensive loss for the quarter ended June 30, 1999 was $310,228 compared to $1,395,871 for the quarter ended June 30, 1998. Comprehensive loss for the six months ended June 30, 1999 was $654,405 compared to $2,168,941 for the six months ended June 30, 1998.

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

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         The Company may not be able to effectively compete with larger companies or with new products. The prestige fragrance market is extremely competitive. Many fragrance products are better known than the Company's products and compete for advertising and retail shelf space. Many competitors have significantly greater resources that will allow them to develop and introduce new competing products or increase the promotion of current products more easily and effectively than the Company.

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

         The current retail environment may cause pricing and promotional pressures. Four companies, Federated Department Stores, The May Company, Dayton Hudson/Marshall Fields and Dillard Department Stores, own the majority of upper end department stores. Because of their market share, each company has significant power to determine the price and promotional terms that the Company must meet in order to sell its products in the company's department stores.

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


         The Company relies upon other companies to manufacture its products. The Company relies upon Pherin and other companies to manufacture its pheromones, supply components, and to blend, fill and package its fragrance products. The Company may not be able to obtain or retain pheromone manufacturers, fragrance suppliers, or component manufacturers on acceptable terms. If not, the Company may not be able to obtain commercial quantities of its products. This would adversely affect operating results.

Results of Operations

Three Months ended June 30, 1999 as compared to the Three Months ended June 30, 1998

         Net sales for the second quarter of 1999 were $2,110,782 representing an increase of 11% from sales of $1,905,257 for the prior year's quarter. Sales to secondary markets increased by 79% compared to the same quarter last year due to increased demand from this segment of the business. Revenue from the sale of its human pheromone products under its initial supply agreement with Avon Products, Inc. contributed 18% of the current quarter's net sales. A 39% decline of department store sales is consistent with the Company's stated goal for 1999 to more directly focus selling and marketing efforts in a reduced number of department stores which have the potential to be profitable partners in the Realm(R) fragrance business.

         In 1999 a U.S. distributor, which is considered a domestic customer of the Company began selling to international markets previously being serviced directly by the Company, thereby causing a decrease in reported sales to international markets. International shipments have also declined since pipeline sales were made into new markets in 1998; there were no such pipeline sales in 1999. Net sales for the quarters ended June 30, 1999 and 1998 were as follows:

================================================================================
Markets                                          1999                  1998
--------------------------------------------------------------------------------

  U.S. Markets                             $     1,984,659       $     1,580,844
  International Markets                            126,123               324,413
                                           ---------------       ---------------

  Net Sales                                $     2,110,782       $     1,905,257


         Gross profit for the quarter ended June 30, 1999 increased 6% to $1,353,577 from $1,278,183 in the prior year due to higher sales resulting from the supply agreement with Avon which began in 1999. Slight improvements in the secondary and international margins were offset by decreased margins in the department store business.

         Research and Development expenses for the second quarters of 1999 and 1998 were $82,674 and $100,316, respectively. These costs principally reflect payments and costs under the Company's research contract with Pherin Pharmaceuticals.

         Operating expenses decreased $1,022,269 to $1,538,278 in the second quarter of 1999 from $2,560,547 in the second quarter of 1998. While $819,317 of this decrease was attributable to lower advertising, selling and marketing costs, all operational areas decreased. The 40% reduction in spending is the result of the Company's plan to execute a more focused sales and marketing strategy and a more focused expense budget. The second quarter results are consistent with the Company's 1999 sales and marketing plan that anticipated the decrease in sales and gross margin, with offsetting savings in spending.

         The Company incurred $23,561 in net interest expense during the first quarter of 1999 compared to $10,408 net interest expense in 1998 due to higher average borrowings.

Six Months ended June 30, 1999 as compared to the Six Months ended June 30, 1998

         Net sales for the six months ended June 30, 1999 were $4,349,875. This was a 17% decrease from net sales of $5,268,418 for the first half of 1998. Revenue from the sale of the Company's human pheromones under a supply agreement with Avon Products, Inc. which commenced in 1999, and a 29% increase in sales for the secondary markets, catalog companies and direct marketing, offset a significant portion of the 44% decline in U.S. department store sales. The decline in the department store sales is attributable to the late 1998 reduction in the number of stores with whom the Company does business, and to the stated
Company goal to focus on accounts that have the potential to be profitable partners.

In 1999 a U.S. distributor, that is considered a domestic customer of the Company began selling to international markets previously being serviced directly by the Company, thereby causing a decrease in reported sales to the international markets. International shipments have also declined since pipeline sales were made into new markets in 1998; there were no such sales in 1999. Net sales for the six months ended June 30, 1999 and 1998 are as follows:

================================================================================
Class of Trade                                   1999                  1998
--------------------------------------------------------------------------------

  U.S. Markets                             $     4,098,448       $     4,533,071
  International Markets                            251,427               735,347
                                           ---------------       ---------------

  Net Sales                                $     4,349,875       $     5,268,418


         Gross profit for the first half of 1999 declined 22% to $2,813,849 from $3,597,145 in 1998. The decrease is primarily the result of reduced sales volume, in addition to the increased sales to the lower gross margin secondary sales channel.

         Research and Development expenses for the first half of 1999 and 1998 were $166,706 and $182,448, respectively and are principally comprised of payments under the Company's contract with Pherin Corporation.

         Operating expenses decreased to $3,201,394 in the six months ended June 30, 1999 from $5,560,142 in the period ended June 30, 1998. Selling marketing and advertising accounted for $2,111,372 of the decrease with all operational areas also spending less in 1999 than in 1998. The reduced spending is consistent with the Company's 1999 sales and marketing plan that anticipated the decrease in sales and gross profit, with offsetting savings in spending.

         The Company incurred $46,018 in net interest expense during the first half of 1999 compared to $21,307 net interest expense in 1998 due to higher average borrowings during the period.

LIQUIDITY

         At June 30, 1999, the Company had a $3,000,000 line of credit, against which it had borrowed $900,000; its working capital was $2,020,670. At June 30, 1998 the Company had net borrowings of $209,296 and working capital of $2,178,013. For the first six months of 1999, net cash used in operating activities was $374,717 compared to net cash provided of $172,996 for the prior year's six-month period. Assuming the Company's activities proceed substantially as planned, the Company's line of credit, additional equity capital from preferred stock issuance, and anticipated revenues from product sales and technology licensing is expected to be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory and accounts receivable financing.

         Additional working capital may be required should the Company fail to generate consumer response levels as planned for in 1999. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its products, potential product line extensions, and department store marketing efforts. Funds would be needed for inventory build-up, accounts receivable financing and staffing purposes. If the Company fails to achieve revenues from its 1999 marketing efforts, or if expansion proves to be more capital intensive than planned, the Company may require additional funding.


Impact of Year 2000

         The Company has completed a comprehensive review of its internal computer systems to identify the issues expected to arise in connection with the Year 2000. The Company is in the process of reviewing the status of its customers and suppliers with regard to this issue and assessing the potential impact of non-compliance by such parties on the Company's operations.

         The Company utilizes a server-based system for its material management, manufacturing, EDI interface, and financial systems. Year 2000 compliant software upgrades from the vendors have been installed, and tested with satisfactory results. The total cost to upgrade and test the systems was less than $20,000.

         The Company has also completed its review of non-server based systems and equipment (telephone system, fax machines, and off-the-shelf software). This review found that hardware was Year 2000 compliant, and that only a few software titles contained non-compliant Year 2000 date calculation errors. These software titles will be upgraded to more recent Year 2000 compliant versions later in the year if it is determined that the software is still needed by the Company. The financial impact is expected to be minimal.

         The Company is in the process of determining the extent to which it may be impacted by third party systems, which may not be Year 2000 compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company deals on financial transactions. To date the Company has received assurances from its key customers, and suppliers that they will be Year 2000 compliant. While the Company is receiving reassurance from it's customers and suppliers, there can be no assurance that the systems of other companies that the Company deals with or on which the Company's systems rely on will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

         Contingency plans for suppliers, or customers that may not be compliant are part of the Company's material planning process and sales planning for the second half of 1999. Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company.

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         Registrant held a Special Meeting of shareholders on April 12, 1999. At the Special Meeting, the shareholders voted on, and approved an amendment to the Company's Articles of Incorporation to effect a one-for-three reverse stock split of the Company's Common Stock.

         The number of votes cast for, against or withheld as well as the number of abstention and broker non-votes as to the  one-for-three  reverse stock split proposal are set forth below:
Proposal:                                For                 Against            Abstained          Broker
---------                                ---                 -------            ---------          ------
                                                                                                       Non-Votes
                                                                                                       ---------
Amend the Company's Articles of
Incorporation to effect a
one-for-three reverse stock of the       6,406,337            76,319              2,200                     0
Company's Common Stock.


Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                          HUMAN PHEROMONE SCIENCES, INC.
                                          Registrant




Date:  August 10, 1999                    /s/ William P. Horgan
                                          ------------------------------
                                              William P. Horgan
                                          Chairman and Chief Executive Officer




Date:  August 10, 1999                    /s/ Gregory S. Fredrick
                                          ------------------------------
                                              Gregory S. Fredrick
                                          Vice President, Controller