Form 10QSB
period 1999-09-30
HUMAN PHEROMONE SCIENCES INC
filed 1999-11-15
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

         [   ]     TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934  (no fee required)



                         Commission file number 0-23544

                         HUMAN PHERONONE SCIENCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           California                                        94-3107202
-------------------------------------------               -------------------
(State or other jurisdiction of                           (I.R.S. employee
 incorporation or organization)                           Identification No.)



  4034 Clipper Court, Fremont, California                        94538
-------------------------------------------               -------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of November 1, 1999

                                                                 Total Pages: 13

                                           HUMAN PHEROMONE SCIENCES, INC.

                                                        INDEX
                                                                                                               Page
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Balance Sheets (Unaudited) as of September 30, 1999
                 and December 31, 1998...........................................................................4

                 Statements of Operations (Unaudited) for the Three Months and Nine Months Ended
                 September 30, 1999 and 1998.....................................................................5

                 Condensed Statements of Cash Flows (Unaudited) for the Nine Months
                 Ended September 30, 1999 and 1998...............................................................6

                 Notes to Condensed Financial Statements (Unaudited).............................................7

         Item 2. Management's Discussion and Analysis

                 Management's Discussion and Analysis of Financial Condition and Results of Operations...........8

PART II
OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K................................................................12

SIGNATURES.......................................................................................................13

                                       2

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                                                   Human Pheromone Sciences, Inc.

                                                           Balance Sheets
                                                                                               September 30,
                                                                                                    1999               December 31,
                                                                                                 (unaudited)               1998
                                                                                                ------------           ------------
Assets
Current assets:
  Cash and cash equivalents                                                                     $     58,230           $     76,696
  Accounts receivable, net of allowances of $131,402                                               1,939,864              2,051,574
   and $677,735 in 1999 and 1998, respectively
  Inventory                                                                                        2,737,489              2,894,541
  Other current assets                                                                               154,238                113,635
                                                                                                ------------           ------------
Total current assets                                                                               4,889,821              5,136,446

Property and equipment, net                                                                           23,919                 58,596
                                                                                                ------------           ------------

                                                                                                $  4,913,740           $  5,195,042
                                                                                                ============           ============


Liabilities and shareholders' equity



  Loan payable, bank                                                                            $  1,200,000           $    773,534
  Accounts payable                                                                                   689,151                691,674
  Accrued advertising                                                                                196,000                553,926
  Accrued commissions                                                                                333,964                448,051
  Other accrued expenses                                                                             324,258                318,228
                                                                                                ------------           ------------
Total current liabilities                                                                          2,743,373              2,785,413


Shareholders' equity:
  Convertible  preferred  stock,  issuable in series,
    no par value,
    shares authorized,  1,446,842 and
    1,439,333 shares issued and outstanding at
    September 30, 1999 and
    December 31, 1998, respectively                                                                3,245,535              2,745,535
  Common stock, no par value, 40,000,000 shares authorized,
    3,429,839 shares issued and outstanding at September 30, 1999
    and December 31, 1998, respectively                                                           17,667,024
                                                                                                                         17,667,024
  Accumulated deficit                                                                            (18,704,835)           (18,002,930)
  Accumulated other comprehensive income:
      Foreign currency translation                                                                   (37,357)                  --
                                                                                                ------------           ------------
Total shareholders' equity                                                                         2,170,367              2,409,629
                                                                                                ------------           ------------

                                                                                                $  4,913,740           $  5,195,042
                                                                                                ============           ============

See accompanying notes.

                                                   Human Pheromone Sciences, Inc.

                                                      Statements of Operations
                                                             (unaudited)

                                                                    Three months ended                      Nine months ended
                                                               ------------------------------        ------------------------------
                                                                        September 30,                         September 30,
                                                               ------------------------------        ------------------------------
                                                                  1999               1998               1999                1998
                                                               -----------        -----------        -----------        -----------
Net sales                                                      $ 2,124,398        $ 2,312,805        $ 6,474,273        $ 7,581,223
Cost of goods sold                                                 919,873            885,391          2,455,899          2,556,664
                                                               -----------        -----------        -----------        -----------

Gross profit                                                     1,204,525          1,427,414          4,018,374          5,024,559

Expenses:
   Research and development                                         81,874            107,751            248,580            290,199
   Selling, general and administrative                           1,195,222          1,502,715          4,396,616          7,062,857
                                                               -----------        -----------        -----------        -----------

Total expenses                                                   1,277,096          1,610,466          4,645,196          7,353,056
                                                               -----------        -----------        -----------        -----------

Loss from operations                                               (72,571)          (183,052)          (626,822)        (2,328,497)

Interest income                                                        102                 58                256                220
Interest (expense)                                                 (24,227)           (16,658)           (70,399)           (38,127)
Other income (expense)                                               1,583             13,737             (4,940)            11,548
                                                               -----------        -----------        -----------        -----------

Loss before income taxes                                           (95,113)          (185,915)          (701,905)        (2,354,856)

Income taxes                                                          --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

Net loss                                                       $   (95,113)       $  (185,915)       $  (701,905)       $(2,354,856)
                                                               ===========        ===========        ===========        ===========

Net loss per common share-basic                                $      (.03)       $      (.05)       $      (.20)       $      (.69)
                                                               ===========        ===========        ===========        ===========

Net loss per common share-
  assuming dilution                                            $      (.03)       $      (.05)       $      (.20)       $      (.69)
                                                               ===========        ===========        ===========        ===========

Weighted average shares used in calculation
  of net loss per share                                          3,429,839          3,429,839          3,429,839          3,429,839
                                                               ===========        ===========        ===========        ===========

Weighted average shares and equivalents,
  if dilutive, used in calculation of net loss
  per common share                                               3,429,839          3,429,839          3,429,839          3,429,839
                                                               ===========        ===========        ===========        ===========

See accompanying notes.


                                                   Human Pheromone Sciences, Inc.

                                                      Statements of Cash Flows
                                                             (unaudited)

                                                                                                  Nine months ended September 30,
                                                                                               ------------------------------------
                                                                                                  1999                      1998
                                                                                               -----------              -----------
Cash flows from operating activities
Net loss                                                                                       $  (701,905)             $(2,354,856)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                                                     34,677                   49,838

  Changes in operating assets and liabilities:
    Accounts receivable                                                                            111,710                1,047,737
    Inventory                                                                                      157,052                  268,039
    Other current assets                                                                           (40,603)                  16,400
 Accounts payable and accrued liabilities                                                         (468,506)                  14,836
                                                                                               -----------              -----------
Net cash provided by (used in) operating activities                                               (907,575)                (958,006)

Cash flows from investing activities
Purchase of property and equipment                                                                    --                    (21,796)
                                                                                               -----------              -----------
Net cash used in investing activities                                                                 --                    (21,796)


Cash flows from financing activities
Proceeds from bank borrowings                                                                    1,510,000                3,766,390
Repayment of bank borrowings                                                                    (1,083,534)              (3,009,000)
Proceeds from issuance of convertible preferred stock                                              500,000                     --
                                                                                               -----------              -----------
Net cash provided by (used for) financing activities                                               926,466                  757,390

Effect of exchange rate changes on cash                                                            (37,357)                    --
                                                                                               -----------              -----------

Net increase/(decrease) in cash and cash equivalents                                               (18,466)                (222,412)
Cash and cash equivalents at beginning of the year                                                  76,696                  248,617
                                                                                               -----------              -----------
Cash and cash equivalents at end of the period                                                 $    58,230              $    26,205
                                                                                               ===========              ===========

See accompanying notes.

                         Human Pheromone Sciences, Inc.

                     Notes to Condensed Financial Statements
                                   (unaudited)

                               September 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999. These condensed financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


Inventory

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at September 30, 1999 consists of finished goods inventory valued at $886,439 work in process of $370,998 and raw materials of $1,480,052. At December 31, 1998, these balances were $1,114,443, $264,599 and $1,515,499, respectively.

Comprehensive Loss

         Comprehensive loss for the quarter ended September 30, 1999 was $84,857 compared to $185,915 for the quarter ended September 30, 1998. Comprehensive loss for the nine months ended September 30, 1999 was $739,262 compared to $2,354,856 for the nine months ended September 30, 1998.

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

Results of Operations

Three Months ended September 30, 1999 as compared to the Three Months ended September 30, 1998

         Net sales for the third quarter of 1999 were $2,124,398 representing a decrease of 8% from sales of $2,312,805 for the prior year's quarter. Revenue from the sale of its human pheromone products under the Company's initial supply agreement with Avon Products, Inc. contributed 11% of the current quarter's net sales. The revenue from the supply agreement sales helped offset a 34% decline of department store sales from last year's third quarter. This decline is consistent with the Company's stated goal for 1999 to more directly focus selling and marketing efforts in a reduced number of department stores which have the potential to be profitable partners in the Realm(R) fragrance business. Sales to secondary markets increased 15% compared to last years third quarter.

         In 1999 a U.S. distributor, which is considered a domestic customer of the Company, began selling to international markets previously being serviced directly by the Company, thereby causing a decrease in reported sales to international markets, and increased sales to domestic secondary markets. International shipments have also declined since pipeline sales were made into new markets in 1998; there were no such pipeline sales in the 1999 quarter. Net sales for the quarters ended September 30, 1999 and 1998 were as follows:

--------------------------------------------------------------------------------
Markets                                             1999                1998
--------------------------------------------------------------------------------
U.S. Markets                                      $1,921,513          $2,026,618
International Markets                                202,885             286,187
                                                  ----------          ----------

Net Sales                                         $2,124,398          $2,312,805


         Gross profit for the quarter ended September 30, 1999 decreased 16% to $1,204,525 from $1,427,414 in the prior year due to the sale of lower margin value sets this quarter. The Company offered to the department stores a lower priced Fall set to test consumer response to a lower price point. International gross profit is down 4% as we have started to sell lower margin sets into markets that have only purchased open stock products in the past.

         Research and Development expenses for the third quarters of 1999 and 1998 were $81,874 and $107,751 respectively. These costs principally reflect payments and costs under the Company's research contract with Pherin Pharmaceuticals.

         Operating expenses decreased $307,493 (20%), to $1,195,222 in the third quarter of 1999 from $1,502,715 in the third quarter of 1998. While $205,912 of this decrease was attributable to lower advertising, selling and marketing costs, decreased spending was also attained in facilities, and general and administrative areas. The 20% reduction in spending is the result of the Company's plan to execute a more focused sales and marketing strategy and a more focused expense budget. The third quarter results are consistent with the Company's 1999 sales and marketing plan that anticipated the decrease in sales and gross margin, with offsetting savings in operating areas.

         The Company incurred $24,125 in net interest expense during the third quarter of 1999 compared to $16,600 net interest expense in 1998 due to higher average borrowings.

Nine Months ended September 30, 1999 as compared to the Nine Months ended September 30, 1998

         Net sales for the nine months ended September 30, 1999 were $6,474,273. This was a 15% decrease from net sales of $7,581,223 for the nine months of 1998. Revenue from the sale of the Company's human pheromones under a supply agreement with Avon Products, Inc. which commenced in 1999, and a 55% increase in sales for the secondary markets, catalog companies and direct marketing, offset a significant portion of the 70% decline in U.S. department store sales. The decline in the department store sales is attributable to the late 1998 reduction in the number of stores with whom the Company does business, and to the stated Company goal to focus on accounts that have the potential to be profitable partners.

In 1999 a U.S. distributor, that is considered a domestic customer of the Company began selling to international markets previously being serviced directly by the Company, thereby causing a decrease in reported sales to the international markets. International shipments have also declined since pipeline sales were made into new markets in 1998; there were no such sales in 1999. Net sales for the nine months ended September 30, 1999 and 1998 are as follows:

--------------------------------------------------------------------------------
Class of Trade                                      1999                1998
--------------------------------------------------------------------------------
U.S. Markets                                      $6,019,961          $6,580,631
International Markets                                454,312           1,000,592
                                                  ----------          ----------

Net Sales                                         $6,474,273          $7,581,223


         Gross profit for the nine months of 1999 declined 20% to $4,018,374 from $5,024,559 in 1998. The decrease is primarily the result of reduced sales volume, and the increased sales to the lower gross margin secondary sales channel.

         Research and Development expenses for the nine months of 1999 and 1998 were $248,580 and $290,199, respectively and are principally comprised of payments under the Company's contract with Pherin Corporation.

         Operating expenses decreased to $4,396,616 in the nine months ended September 30, 1999 from $7,062,857 in the period ended September 30, 1998. Selling, marketing and advertising accounted for $2,317,284 of the decrease with all operational areas also spending less in 1999 than in 1998. The reduced spending is consistent with the Company's 1999 sales and marketing plan that anticipated the decrease in sales and gross profit, with offsetting savings in operating expenses.

         The Company incurred $70,143 in net interest expense during the first nine months of 1999 compared to $37,907 net interest expense in 1998 due to higher average borrowings during the period.

LIQUIDITY

         At September 30, 1999, the Company had a $3,000,000 line of credit, against which it had borrowed $1,200,000; its working capital was $2,146,448. At September 30, 1998 the Company had net borrowings of $1,305,390 and working capital of $2,002,985. For the first nine months of 1999, net cash used in operating activities was $907,575 compared to net cash used of $958,006 for the prior year's nine month period. Assuming the Company's activities proceed substantially as planned, the Company's line of credit, additional equity capital from preferred stock issuance, and anticipated revenues from product sales and technology licensing is expected to be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for the supply of inventory and accounts receivable financing.

On July 23, 1999 and on August 11, 1999 the company obtained $100,000 additional equity capital (total of $200,000 was received) from a current shareholder by issuing shares of convertible preferred stock.

         Additional working capital may be required should the Company fail to generate consumer response levels as planned for in 1999. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its products, potential product line extensions, and department store marketing efforts. Funds would be needed for inventory build-up, accounts receivable financing and staffing purposes. If the Company fails to achieve revenues from its 1999 marketing efforts, or if expansion proves to be more capital intensive than planned, the Company may require additional funding. There is no certainty that such funding would be available.


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

         The Company is continuing the process of determining the extent to which it may be impacted by third party systems, which may not be Year 2000 compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company deals on financial transactions. To date the Company has received assurances from its key customers, and suppliers that they will be Year 2000 compliant. While the Company is receiving reassurance from it's customers and suppliers, there can be no assurance that the systems of other companies that the Company deals with or on which the Company's systems rely on will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

         Contingency plans for suppliers, or customers that may not be compliant are part of the Company's material planning process and sales planning for the remainder of the year. Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         The Company filed Form 8-K on September 30, 1999 reporting a change in the Company's certifying accountants.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                       HUMAN PHEROMONE SCIENCES, INC.
                                       Registrant




Date:  November 11, 1999               /s/ William P. Horgan
                                       ------------------------------------
                                                William P. Horgan
                                       Chairman and Chief Executive Officer




Date:  November 11, 1999               /s/ Gregory S. Fredrick
                                       ------------------------------------
                                                Gregory S. Fredrick
                                       Vice President, Controller