Form 10KSB
period 1999-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2000-03-30
CIK 878616

Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                           For the fiscal year ended December 31, 1999
                                                     -----------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)


                         Commission file number 0-23544
                                                -------

                         HUMAN PHEROMONE SCIENCES, INC.
                -------------------------------------------------
                 (Name of small business issuer in its charter)

                   California                                  94-3107202
-----------------------------------------------------   ------------------------
        (State or other jurisdiction of                     (I.R.S. employee
          incorporation or organization)                   Identification No.)

    4034 Clipper Court, Fremont, California                      94538
-----------------------------------------------------   ------------------------
    (Address of principal executive offices)                   (Zip code)

                    Issuer's telephone number: (510) 226-6874
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                ----------------
                                (Title of class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.   $9,305,615
                                                                    ----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $4,987,051 (1)
      ----------

(1) Excludes 478,921 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at March 8, 2000 based on a closing bid price on that day of $1.69 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.1,449,817 shares of convertible preferred stock, 3,429,839 shares of common stock.
       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENC Portions of the following document are incorporated by reference into Part III of this Form 10-KSB Report: the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders (the "Proxy Statement").

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


Item 1.   Description of Business

Introduction

         The Company, a California corporation, was founded in 1989 as EROX Corporation to develop and market a broad range of consumer products containing human pheromones as a component. On May 29, 1998, the shareholders of the Company voted to change the name of the Company to Human Pheromone Science, Inc. The Company believes that human pheromone research funded by the Company presents an opportunity to create and market an entirely new category of pheromone-based fragrances and toiletry products, as well as other types of consumer products. The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing a new category of consumer products that could significantly change the consumer accepted standard for products containing a fragrance component and for cosmetic treatment products.

         Pheromones are chemical substances known to stimulate species-specific biological responses in animals. For ten years, scientists and advisors engaged by Human Pheromone Science, Inc. ("HPSI") have studied the functions and characteristics of human pheromones.

         The human pheromones included as a component of and as a fixative for the Company's fragrance products have been manufactured for the Company by Pherin Pharmaceuticals, Inc.. The manufacturing process for human pheromones begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process performed for the Company by Pherin at its laboratories in Salt Lake City, Utah. In early 1999, in response to the need for significant increases in production, two independent laboratories were engaged to manufacture such pheromones under the direction of Pherin scientists. All the steps in the manufacturing process are standard chemical laboratory procedures. The manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

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

The HPSI Products

         Products. The Company operates in one business segment and markets three fragrances, REALM(R) Women, REALM(R) Men and inner REALM(R). These "proof -of-concept" products include a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, antiperspirant, talc, soap and body cream. The Company's fragrances were developed by Ann Gottlieb, a leading consultant to the fragrance industry. All of the Company's products contain the Company's synthesized human pheromones as a component of the fragrance. In 1996, the Company introduced a unique refillable, dripless roll-on applicator containing REALM and inner REALM eau de toilette for women, and in 1998 REALM Women and REALM Men candles were launched. In 1999, the Company developed a new line of fragrance and toiletry products containing synthesized human pheromones for men and women under the trademark Natural Attraction(TM). The company anticipates introducing these products via a new website, naturalattraction.com, in April 2000. Initial commercialization of this line of products will be through the web and other direct marketing channels in the United States.

         Research. Pheromones are chemical substances known to stimulate species-specific biological responses in animals. The study of the uses, effects and advantages of human pheromones is in its infancy, but abstracts from presentations of two recent studies performed at leading research universities reveal new information regarding the beneficial effects of human pheromones. Most interestingly, these studies reveal new information regarding the biological pathways human pheromones traverse in the body. Publication of these findings continued in 1998 and in 1999, and the Company expects increased interest in its patented technology as the result of these studies and others currently being undertaken.

         Scientists working on behalf of HPSI have identified and synthesized several naturally occurring human pheromones. One combination of pheromones shows a measurable response in women and another a comparable response in men. HPSI has also developed the capability to manufacture commercial quantities of these naturally occurring substances. HPSI intends to continue basic pheromone research as applied to fragrances and ancillary products. For the years ended December 31, 1999 and 1998, research and development expense totaled $333,000 and $365,000, respectively. Since its inception through December 31, 1999, the Company has incurred $4,296,000 in research and development related expenses.

Markets and Competition

         The Competitive Environment. The Company's current fragrance products contain what the Company believes are unique components: human pheromones. Consequently, HPSI believes it will be able to differentiate its products from traditional products. If such differentiation is successful, the Company's products initially should have little direct competition in the marketplace, since the Company believes no other companies in the United States have the right to produce or distribute products containing human pheromones. However, if such differentiation is not successful the Company will compete against the numerous companies in the fragrance industry, including Estee Lauder, Chanel and the fragrances subsidiaries of Unilever and L'Oreal.

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

         To lessen its dependence on a single class of trade and in an effort to leverage the expense of its radio advertising and promotion, the Company entered into agreements with distributors who focus on the fast growing perfumery and middle market department store classes of trade. These alternative channels provide additional exposure for the Company's products and human pheromone technology at a significantly lower cost than the better department stores. In mid-1997, the Company introduced a second women's fragrance line, innerREALM initially to the department store class of trade. Results of this expensive product launch were disappointing. A decision was made to reposition this brand to the alternative channels of distribution in 1998, and results from the initial repositioning are encouraging. During 1998, the Company continued distributing its REALM Men and REALM Women's fragrances in leading U.S. department stores, while substantially completing the transfer of the sale and marketing of innerREALM fragrances to alternative markets - including perfumeries and middle market department stores. These alternative markets are handled by an independent distributor who purchases the product from the Company without the right of return and is responsible for advertising, selling and marketing expenses. By focusing the innerREALM product line on these secondary markets, the Company reduced its dependence on the department stores for sales to the U.S. consumer. The Company reorganized it's U.S. sales organization in the last quarter of 1998.

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

         To further reduce its dependence on a single market, the Company sought to increase its non-U.S. distribution. In 1995 and 1996, HPSI entered into distribution agreements for the sale of REALM fragrances and toiletries in selected Middle East markets, including Saudi Arabia and the Gulf States as well as selected Duty Free markets in the Caribbean, South America and on the Mexican and Canadian borders. In 1997, additional South American markets were opened and discussions were undertaken for the profitable sale of REALM products in several European markets and the Far East. In early 1998, initial shipments were made under distribution agreements with distributors in Switzerland and the People's Republic of China. Also in 1998, initial shipments were made to a distributor for the sale of the Company's products in Spain and Portugal. The Company's direct foreign sales represented approximately 6.1% and 6.3% of net sales during 1999 and 1998, respectively. International expansion will continue to be a focus of HPSI. The Company is very conscious of the fact that numerous brands of prestige fragrances have suffered immeasurable harm due to diversion by gray marketers. While realizing that certain levels of such diversion are inevitable, the Company hopes to curtail the risk of its REALM products being diverted back into the U.S. by gray market discounters by selecting duty free partners who purchase realistic quantities for sale in the regions they service. Such partnership agreements are subject to cancellation if significant diversion occurs.

         During 1999, the Company continued to reduce its presence in U.S. retailers whose business was not profitable to HPSI. It also began a program to more tightly focus advertising, selling and promotional efforts with the remaining retail accounts and did reduce its loss on sales to this class of trade as compared with prior periods. During 1999, three customers comprised 33%, 20% and 17% of the Company's total net sales. However, the Company still believes that it is difficult for a niche marketer to generate earnings in the highly competitive fragrance market.

Technology Licensing and Supply Agreements

         One of the strategic objectives of the company is to expand the use of its patented human pheromone technology by working closely with consumer products companies who are leaders in their particular markets. In December 1998, HPSI signed its first agreement to supply its synthesized human pheromones to a major cosmetics and fragrance company. Revenues commenced in 1999. Total revenues from this agreement and another signed later in the year aggregated $989,000. HPSI is also in supply and /or licensing discussions with several other companies.

Patents and Other Intellectual Property

         In December  1993 and January  1994,  the Company  received  two United
States patents for non-therapeutic compositions of fragrances and human pheromones for use as components in perfumes and personal care products and consumer and industrial products such as clothing, air fresheners and paper products. European patents regarding these compositions have been filed and are pending. In 1995, patents were granted in Taiwan, and in 1997, patents were granted in Mexico. In June 1998, the Company was granted a Notice of Allowance of its patents for the inclusion of synthesized human pheromones by the European Patent Office. Individual country patents are pending issuance. HPSI is also the exclusive licensee for non-therapeutic uses of pheromones in consumer products under a royalty-free world-wide perpetual license to five United States patent applications covering pheromone technology owned by Pherin Corporation. This technology is also the subject of foreign patent applications. The Company also relies on trade secrets protection for confidential and proprietary information. Other patent applications are currently in process.

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

Employees

         At March 1, 2000, the Company had fourteen full-time employees. In addition, the Company retains consultants to provide advice in the areas of sales and marketing, public relations, advertising, product safety testing, regulatory compliance, MIS and product development. The Company also has access to scientific and professional consultants, some of whom are retained directly by Pherin Pharmaceuticals, Inc., and who undertake projects for the Company by virtue of the Company's agreement with Pherin. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees and consultants to be good.

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

         The Company and Pherin are parties to an agreement under which Pherin will supply HPSI with its reasonable requirements of human pheromones and will make available to HPSI the basic manufacturing technology. At any time after January 31, 1996, rather than supply human pheromones to HPSI, Pherin may instead elect to provide to the Company all manufacturing technology in its possession that it has not previously supplied to HPSI. Through 1998 only small quantities of human pheromones, which could be produced in a laboratory environment, were required for its fragrance and ancillary products. As a result of the initial third party supply agreement entered into in December 1998, the Company requires significantly more production of the synthesized human pheromones than were needed in the past. In January 1999, HPSI and Pherin contracted with two independent laboratories to manufacture kilogram quantities of the synthesized human pheromones under the direction of scientists working on behalf of the Company and Pherin. HPSI received initial quantities from these independent laboratories commencing March 1999. The Company does not believe that it would be economically feasible to establish it's own manufacturing facilities since synthesized human pheromones are available from chemical laboratories who now have experience in the preparation of these compounds.

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

         The current retail environment may cause pricing and promotional pressures. Five companies, Federated Department Stores, The May Company, Dayton Hudson/Marshall Fields , Dillard Department Stores and Saks (formerly Proffitts), own the majority of upper end department stores. Because of their market share, each company will have significant power to determine the price and promotional terms that the Company must meet in order to sell its products in the company's department stores.

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

         The Company may not be able to protect its technology or trade secrets. The Company's patents and patent applications may not protect the Company's technology or ensure that the Company's technology does not infringe another's valid patent. Others may independently develop substantially equivalent proprietary information. The Company may not be able to protect its technology, proprietary information or trade secrets.

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


Item 2.  Description of Property

         The Company presently leases approximately 8,780 square feet of office and warehousing space for its headquarters in Fremont, California, pursuant to a lease which expires on October 31, 2000, and which is currently cancelable by the Company on 90 days written notice and paying a $15,000 cancellation fee which may be waived under certain circumstances. The annual base rent was approximately $116,774 for the 12 months ended December 31, 1999 and will be $100,970 in 2000, unless the lease is terminated earlier than its expiration date of October 31, 2000. Total rent expense may be increased by the Company's proportional share of any escalation related to taxes, common area charges and outside maintenance incurred by the complex in which the facility is located. In July 1998, the Company entered into an agreement to sublease approximately 5,890 feet of warehousing space under substantially the same terms as its primary lease.. Such sublease expired on November 1, 1999. In addition, the Company leases approximately 8,000 square feet of warehousing and distribution space, at a cost of $0.60 per square foot, from an independent company under a fulfillment agreement cancelable with 90 days notice. During the year ended December 31, 1999, the Company incurred $120,175 in net rent expense and related charges for these facilities.

Item 3.  Legal Proceedings

      Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the NASDAQ Small-Cap Market under the symbol EROX. As of March 1, 2000, there were approximately 320 holders of record of the Company's Common Stock. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held by nominees in "Street Name". Set forth below is the high and low bid information for the Company's Common Stock on the NASDAQ Small-Cap Market as reported by Nasdaq-Amex Online during each of the four calendar quarters of 1999 and 1998, adjusted for a one for three reverse stock split effected on April 13, 1999.

                                             HIGH                        LOW
                                             ----                        ---

         1999
         ----
         First quarter                      $ 4.41                     $ 1.50
         Second quarter                     $ 3.00                     $ 0.81
         Third quarter                      $ 3.06                     $ 1.25
         Fourth quarter                     $ 1.06                     $ 0.75

         1998
         ----
         First quarter                      $ 4.41                     $ 2.25
         Second quarter                     $ 3.39                     $ 1.68
         Third quarter                      $ 2.73                     $ 1.23
         Fourth quarter                     $ 3.93                     $ 0.57

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Year ended December 31, 1999 compared with the year ended December 31, 1998

         Net sales for the year ended December 31, 1999 were $9,306,000 compared to $10,379,000 for the prior year. Net sales to department stores in the United States decreased approximately $2,509,000 in 1999, attributable to continued weakness in the department store fragrance category, the elimination of sales to unprofitable retailers and the cessation of innerREALM(R) sales to the better department stores. In the last six months of 1998, the Company decided to cease doing business with certain upscale U.S. Department store chains whose promotional demands had become so excessive that the business with these stores was unprofitable; in 1999, additional unprofitable stores were terminated. These decisions were based on the Company's goal to focus on bottom line improvement even if total revenues declined. Revenue of approximately $1,690,000 was generated from these stores in 1998. Sales to distributors handling the Company's products in the secondary markets in the United States (mid-level department stores, perfumeries and selected mass market accounts) increased by 15% in 1999. While these distributor sales bear a lower selling price, they result in the generation of operating profits since the distributor is responsible for absorbing all sales returns, advertising and promotional expenses. In 1999, the Company began receiving revenues from sales and licensing of its patented human pheromone technology, generating revenues of almost $1,000,000. In the aggregate, sales to catalogs and via direct marketing in the United States and sales to International distributors increased by 11% in 1999.

         Gross margin in 1999 represented 61% of sales as compared with 68% in the prior year. The decrease was attributable to a higher percentage of sales of lower gross margin value sets to U.S. Department stores and increased sales to the lower margin secondary class of trade in 1999. The secondary market sales, while reflecting lower gross margin, can have a better contribution to operating profit since they do not require the level of financial support for advertising and marketing that the department stores demand. In addition, the gross margin on revenues generated by the supply of pheromones is slightly lower than that generated by sales to department stores; however, virtually all of the gross profit generated by such revenue becomes operating profit since no promotional spending is required. As more revenue is generated from pheromone licensing and supply agreements, gross margin may decline but operating results should improve.

         Research and development costs in 1999 decreased slightly to $333,000 from $365,000 in the prior year. This reduction is primarily a result of a reduction in the monthly contractual R&D payments to Pherin Corporation.

         Selling, general and administrative expenses declined by 34% and represented 65% of sales as compared with 89% of sales in 1998. On a dollar basis, expenditures decreased $3,156,000, with all spending categories lower in 1999 than the prior year. Selling/Advertising and marketing expenses were reduced by $2,908,000; this significant decline is attributable to more focused advertising efforts in the remaining department stores and the elimination of promotional spending with non-profitable department store accounts.

         Other expense increased to $104,000 from $53,000 in 1998, primarily a result of higher average bank borrowings and higher interest rates associated therewith.

         The Company recorded no income tax provision in either 1999 of 1998 due to the net operating losses generated.

         As of December 31, 1999, the Company's gross deferred tax asset, which relates primarily to net operating loss carryforwards, was $6,692,000. However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine whether its realization was more likely than not.


Seasonality

         Sales in the fragrance industry are generally seasonal with sales higher in the second half of the year because of the Holiday period. This seasonality could cause a significant variation in the Company's quarterly operating results.


Liquidity

         At December 31, 1999, the Company had cash and cash-equivalents equal to $108,000 and working capital of $2,052,000. These balances at December 31, 1998 were $77,000 and $2,351,000 respectively. Net cash used in operating activities was $596,000 and $988,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in net cash used in operating activities in 1999 as compared with 1998 was principally due to a decrease in the net loss in 1999. Issuance of convertible preferred stock to a long-term investor in the amount of $550,000 in 1999, and $600,000 in 1998 partially offset cash usage in 1999. Other cash infusion was from bank borrowings in the amounts of $127,000 and $225,000 for 1999 and 1998, respectively. At December 31, 1999, borrowings against the Company's $3,000,000 line of credit were $900,000.

         The Company is in negotiations for the license of the Company's REALM and innerREALM product lines for a ten-year period. Additional working capital may be required should the Company fail to complete the transaction being negotiated. Also, additional working capital may be required to generate anticipated consumer response levels at comparable levels to 1999 or if the Company experience a greater than planned success with its current products, potential product line extensions and efforts. Funds would be needed for inventory build, accounts receivable financing and staffing purposes. If the Company fails to achieve significant revenues from its 2000 marketing efforts or if expansion proves to be more capital intensive than planned, the Company may require additional funding. The Company obtained an additional $260,000 from the sale of convertible preferred stock in March 2000.

         The Company's Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California ("the Bank") expires on April 1, 2000. The Bank has extended the line of credit for a three month period ending June 30, 2000. The Company may borrow up to $1,500,000 at an interest rate equal to the Bank's prime rate plus 1.0 % with borrowings secured primarily by the Company's trade receivables and inventory. The agreement contains certain debt-to-equity and working capital covenants. If the transaction being negotiated is not successfully completed, the Company may need to seek alternative bank financing, using its assets as collateral.

New Accounting Pronouncement

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the change in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements

Impact of the Year 2000

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         State of Readiness. Although as of March 1, 2000, the Company experienced no material technical problems related to the year 2000, the Company shall continue to seek verification from our key vendors, distributors and suppliers that they are year 2000 compliant. To date, however, none of the Company's systems have needed to be revised or replaced.

         Costs. To date, we have not incurred any material costs in identifying or evaluating year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the upgrades or replacements, when necessary, of software or hardware, as well as costs associated with time spent by employees in the evaluation process and year 2000 compliance matters generally. These expenses are included in our capital expenditures plans are not expected to be material to the Company's financial position or results of operations. These expenses, however, if higher than anticipated, could have a material and adverse effect on our business, results of operations and financial condition.

         Risks. Although as of March 1, 2000 we experienced no material technical problems related to the year 2000, there can be no assurance that the Company will not discover year 2000 compliance problems in its systems that will require substantial revisions or replacements. In the event that the operational facilities that support the Company's business are not year 2000 compliant, it may be unable to deliver goods or services to customers. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company's material systems will not need to be revised or replaced, which could be time-consuming and expensive. The Company's inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on the Company's business, results of operations and financial condition. Moreover, the failure to adequately address year 2000 compliance issues in the software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

         In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies and others outside the Company's control will be year 2000 compliant. The failure by these entities to be year 2000 compliant could result in a systematic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent the Company from delivering services to its users, decrease the use of the Internet or prevent users from accessing the Company's services, any of which would have a material and adverse effect on the Company's business, results of operations and financial condition.

         Contingency Plan. As discussed above, the Company is engaged in an ongoing year 2000 assessment and does not currently have a contingency plan to deal with the worst case scenario that might occur if technologies on which the Company depends are not year 2000 compliant and fail to operate effectively after the year 2000. The results of the Company's year 2000 compliance evaluation and the responses received from distributors, suppliers and other third parties with which the Company conducts business will be taken into account in determining the need for and nature and extent of any contingency plans.

         If the Company's present efforts to address the year 2000 compliance issues discussed above are not successful, or if distributors, suppliers and other third parties with which the Company conducts business do not successfully address such issues, the Company customers could seek alternate suppliers of our products and services. Any material year 2000 problem could require the Company to incur significant unanticipated expenses to remedy and could divert the Company's management's time and attention, either of which could have a material and adverse efect on the Company's business, operating results and financial condition.

Item 7.  Financial Statements

         See  the  Financial   Statements  listed  in  Item  13(a),   which  are
incorporated herein by reference.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The executive officers of the Company and their ages as of March 1, 2000 are as follows:

         Name            Age                          Position
         ----            ---                          --------

William P. Horgan         52      Chairman, Chief Executive Officer and Director

Gregory S. Fredrick       45      Vice President Finance


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

         The remainder of this item is incorporated by reference to the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders (the "Proxy Statement").

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

Item 13.          Exhibits and Reports on Form 8-K
         (a)      Financial Statements.  The following are filed as a part of this report:
                                                                                                                   Page
                                                                                                                   ----
                  Report of BDO Seidman, LLP, Independent Certified Public Accountants                             16
                  Report of Ernst & Young LLP, Independent Auditors                                                17
                  Consolidated Balance Sheets -- December 31, 1999 and 1998                                        18
                  Consolidated Statements of Operations and Comprehensive Loss -
                           Years ended December 31, 1999 and 1998                                                  19
                  Consolidated Statements of Shareholders' Equity -Years ended December 31, 1999 and 1998          20
                  Consolidated Statements of Cash Flows -- Years ended December 31, 1999 and 1998                  21
                  Notes to Consolidated Financial Statements                                                       22

         (b)      Reports on form 8-K.  None

                  During the quarter ended September 30, 1999 the Company filed a current report on
                  Form 8-K dated September 30, 1999 to report the resignation of its previous independent accounting firm Ernst & Young, LLP.

                  During the quarter ended December 31, 1999 the Company filed a current report on
                  Form 8-K dated November 24, 1999 to report the appointment of its current independent accounting firm BDO Seidman, LLP.

         (c)      Exhibits.  The following exhibits are filed as part of this report:

         EXHIBIT
         NUMBER                     EXHIBIT TITLE
         ------                     -------------
             3.1           Copy of the Registrant's Articles of Incorporation (1)
             3.1.1         Certificate of Determination of Preferences of Series AA Preferred Stock of Registrant
             3.2           Copy of Registrant's By-laws (1)
            10.1           Registrant's Stock Plan * (1)
            10.2           Research and Development Agreement between Registrant and Pherin dated
                                    July 1, 1992 (1)
            10.7           Technology Transfer Agreement between Registrant and Pherin dated
                                    August 23, 1991 (1)
            10.10          Registrant's Non-employee Directors Stock Option Plan * (2)
            10.12          Standard  Industrial  Lease - Net between  Registrant
                           and SCI Limited  Partnership-I  dated  September  29,
                           1995 for the Registrant's California facility (3)
            10.13          Amendment to Research and Development Agreement between Registrant and
                                    Pherin dated February 29, 1996  (3
            10.14          Business Loan Agreement dated July 1, 1997 (4)
            10.15          Business Loan Agreement dated April 1, 1998(5)
            10.16          Extension of Industrial Lease between Registrant and SCI Limited Partnership-I dated September 24, 1998 for the Registrant's California facility(5)
            10.17          Supply Agreement with Avon Products, Inc.(5)
            10.18          Business Loan Agreement and Change In Terms dated March 22, 2000 (6)
            23.1           Consent of BDO Seidman, LLP , Independent Certified Public Accountants                  30
            23.2           Consent of Ernst & Young, LLP , Independent Auditors                                    31
            27.01          Financial Data Schedule                                                                 32

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




Item 13. Exhibits and Reports on Form 8-K (continued)

(4)    Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for
       the Three Months Ended June 30, 1997.

(5)    Filed as an exhibit with corresponding exhibit no. to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1998.

(6)    Files as an exhibit with corresponding exhibit no. To Registrant's Annual Report on Form 10-KSB for the Year ended December 31, 1999.

*      Management contract or compensatory plan

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, HPSI Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on March 29, 2000


                                HUMAN PHEROMONE SCIENCES, INC.


                                By: /s/ William P. Horgan
                                   ----------------------------------

                                Name: William P. Horgan
                                     --------------------------------

                                Title: Chairman of the Board
                                      -------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed on behalf of Human Pheromone Sciences, Inc. by the following persons in the capacities and on the dates indicated.


          SIGNATURE                    CAPACITY                      DATE
          ---------                    --------                      ----

/s/ William P. Horgan             Chief Executive Officer        March 29, 2000
----------------------------      and Director
William P. Horgan


/s/ Gregory S. Fredrick           Vice President, Finance        March 29, 2000
----------------------------      (Principal Financial and
Gregory S. Fredrick               Accounting Officer)


/s/ Bernard I. Grosser            Director                       March 29, 2000
----------------------------
Bernard I. Grosser, MD


/s/ Michael D. Kaufman            Director                       March 29, 2000
----------------------------
Michael D. Kaufman


/s/ Helen C. Leong                Director                       March 29, 2000
----------------------------
Helen C. Leong


/s/ Robert Marx                   Director                       March 29, 2000
----------------------------
Robert Marx

      Report of BDO Seidman, LLP, Independent Certified Public Accountants



To the Board of Directors and Shareholders
Human Pheromone Sciences, Inc.

         We have audited the accompanying consolidated balance sheet of Human Pheromone Sciences, Inc. as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.





/s/  BDO Seidman, LLP

San Jose, California
February 15, 2000

                Report of Ernst & Young LLP, Independent Auditors



To the Board of Directors and Shareholders
Human Pheromone Sciences, Inc.

         We have audited the accompanying consolidated balance sheet of Human Pheromone Sciences, Inc. as of December 31, 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.



/s/  ERNST & YOUNG LLP

Palo Alto, California
March 19, 1999

                         Human Pheromone Sciences, Inc.

                           Consolidated Balance Sheets

                                                                  December 31,    December 31,
(in thousands except share data)                                      1999           1998
---------------------------------------------------------------   ------------    ------------

Assets
Current assets:
  Cash and cash equivalents                                       $        108    $         77
  Accounts receivable, net of allowances of $338
   and $678 in 1999 and 1998, respectively                               2,050           2,051
  Inventories                                                            2,304           2,894
  Other current assets                                                      36             114
                                                                  ------------    ------------
Total current assets                                                     4,498           5,136

Property and equipment, net                                                 14              59
                                                                  ------------    ------------

                                                                  $      4,512    $      5,195
                                                                  ============    ============


Liabilities and Shareholders' Equity

Current liabilities:
  Bank borrowings                                                 $        900             773
  Accounts payable                                                         573             692
  Accrued advertising                                                      313             554
  Accrued commissions                                                      286             448
  Other accrued expenses                                                   374             318
                                                                  ------------    ------------
Total current liabilities                                                2,446           2,785
                                                                  ------------    ------------

Commitments and Contingencies

Shareholders' equity:

  Preferred stock, issuable in series, no par value, 10,000,000 shares  authorized,  1,433,333 Series AA convertible shares issued  and  outstanding  at  December  31,  1999 and 1998,
    14,203 and 6,000 Series BB  convertible  shares  issued and outstanding  at December  31, 1999 and  December  31, 1998,
    respectively                                                         3,296           2,746
  Common stock,  no par value,  13,333,333  shares  authorized,
    3,429,839 shares issued and outstanding                             17,667          17,667

  Accumulated deficit                                                  (18,847)        (18,003)
  Foreign currency translation                                             (50)           --
                                                                  ------------    ------------
Total shareholders' equity                                               2,066           2,410
                                                                  ------------    ------------

                                                                  $      4,512    $      5,195
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                                             18

                         Human Pheromone Sciences, Inc.

          Consolidated Statements of Operations and Comprehensive Loss

                                                                     Years ended December 31,
                                                                     ------------------------
(in thousands except per share data)                                   1999         1998
------------------------------------------------------------------- ----------   ----------
Net sales, including license fees in 1999 of $989, $0 in 1998       $    9,306   $   10,379
Cost of goods sold                                                       3,646        3,358
                                                                    ----------   ----------

Gross profit                                                             5,660        7,021
                                                                    ----------   ----------

Operating expenses:
    Research and development                                               333          365
    Selling, general and administrative                                  6,067        9,223
                                                                    ----------   ----------

Total operating expenses                                                 6,400        9,588
                                                                    ----------   ----------

Loss from operations                                                      (740)      (2,567)
                                                                    ----------   ----------

Other expense
    Interest expense                                                       (98)         (63)
    Other                                                                   (6)          10
                                                                    ----------   ----------
Total other expense                                                       (104)        (53)
                                                                    ----------   ----------

Net loss available to common shareholders                                 (844)      (2,620)

Other comprehensive loss - translation adjustment                          (50)        --
                                                                    ----------   ----------

Comprehensive loss                                                  $     (894)  $   (2,620)
                                                                    ==========   ==========


Net loss per common share-basic and diluted                         $    (0.26)  $    (0.76)
                                                                    ==========   ==========


Weighted average common shares outstanding                               3,430        3,430
                                                                    ==========   ==========

See accompanying notes to consolidated financial statements.

                                            19

                                           Human Pheromone Sciences, Inc.

                                   Consolidated Statements of Shareholders' Equity

(In thousands)
--------------------------------------------------------------------------------------------------------------------

                                                Convertible Preferred Stock
                                    --------------------------------------------------
                                             Series AA               Series BB                Common Stock
                                    -------------------------- -----------------------   ---------------------------
                                       Shares        Amount      Shares       Amount        Shares        Amount
                                    --------------------------------------- ------------ ---------------------------
Balances, at December 31, 1997           1,433        $2,146       --          $             3,430        $17,667

Issuance of Series BB                       --            --        6              600          --             --
  preferred stock

Net loss                                    --            --       --               --          --             --
                                     ------------- ------------ -----------  -----------  -----------  -------------

Balances, at December 31, 1998           1,433         2,146        6              600       3,430         17,667

Issuance of Series BB                       --            --        8              550          --             --
  preferred stock

Foreign currency translation                --            --       --               --          --             --

Net Loss                                    --            --       --               --          --             --
                                     ------------- ------------ -----------  -----------  -----------  -------------

Balances, at December 31, 1999
                                         1,433        $2,146        14         $ 1,150       3,430        $17,667
                                     ============= ============ ===========  ===========  ===========  =============



                                           Human Pheromone Sciences, Inc.

                                   Consolidated Statements of Shareholders' Equity


                                     Foreign Currency                           Total Shareholders'
                                        Translation      Accumulated Deficit          Equity
                                     -----------------------------------------------------------------
Balances, at December 31, 1997       $      --               $(15,383)              $4,430

Issuance of Series BB                       --                     --                  600
  preferred stock

Net loss                                    --                 (2,620)              (2,620)
                                     ------------------- ---------------------- ---------------------

Balances, at December 31, 1998              --                (18,003)               2,410

Issuance of Series BB                       --                     --                  550
  preferred stock

Foreign currency translation               (50)                    --                  (50)

Net Loss                                    --                   (844)                (844)
                                     ------------------- ---------------------- ---------------------

Balances, at December 31, 1999
                                     $     (50)              $(18,847)              $2,066
                                     =================== ====================== =====================

See accompanying notes to consolidated financial statements

                                                         20

                         Human Pheromone Sciences, Inc.

                      Consolidated Statements of Cash Flows


                                                                    Years ended December 31,
                                                                    ------------------------
(in thousands)                                                        1999           1998
--------------------------------------------------------------    -----------     ----------
Cash flows from operating activities:
    Net loss                                                      $      (844)    $   (2,620)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                      45             50
    Changes in operating assets and liabilities:
        Accounts receivable                                                 1          1,204
        Inventories                                                       590            527
        Other current assets                                               78             15
        Accounts payable                                                 (119)          (109)
        Accrued advertising                                              (241)          (190)
        Accrued commissions                                              (162)           278
        Other accrued expenses                                             56           (143)
                                                                  -----------     ----------

Net cash used in operating activities                                    (596)          (988)
                                                                  -----------     ----------

Cash flows from investing activities:
    Purchase of property and equipment                                     --             (9)
                                                                  -----------     ----------

Cash flows from financing activities:
    Proceeds from bank borrowings                                       1,810          4,309
    Repayment of bank borrowings                                       (1,683)        (4,084)
    Proceeds from issuance of convertible preferred stock                 550            600
                                                                  -----------    ----------

Net cash provided by financing activities                                 677            825
                                                                  -----------     ----------

Effect of currency  translation                                           (50)            --
                                                                  -----------     ----------

Net increase (decrease) in cash and cash equivalents                       31           (172)
Cash and cash equivalents at beginning of the year                         77            249
                                                                  -----------     ----------
Cash and cash equivalents at end of the year                      $       108     $       77
                                                                  ===========     ==========

See accompanying notes to consolidated financial statements.

                                           21

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in France. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

         During the year ended December 31, 1999, the Company began receiving revenues from sales and licensing of its patented human pheromone technology. Currently, the Company's management does not regularly review operating results relating to this revenue, nor does it assess its performance by allocating various expenditures. Consequently, it will not report this revenue as an individual segment. As the Company's sales and licensing revenues of its patented human pheromone technology progresses, it will begin to develop systems to monitor this segment, and report its results accordingly.

         The Company's direct sales in international markets is not material. Accordingly, the Company will not report international markets as a geographic segment.

Concentration of Credit Risk

         The Company's concentration of credit risk consists principally of cash, cash equivalents and trade receivables. Concentration of credit risk with respect to trade receivables is limited because the Company's customer base consists of a large number of geographically diverse customers in the department and specialty store trade, in the United States and various international markets. On-going credit evaluations of customers' financial condition are performed and generally, no collateral is required. The company maintains an allowance for potential losses based upon management analysis of possible uncollectable accounts.

Customer Concentration

         During 1999, three customers comprised 33%, 20% and 17% of the Company's net sales. During 1998, two customers comprised 22% and 16% of the Company's net sales.

Supplier Concentration

         The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products. Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply could have a material adverse effect on the Company.

                         Human Pheromone Sciences. Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

         Revenue is recorded at the time of merchandise shipment, net of provisions for returns. License fees are earned according to the terms of the license agreement and the license. The majority of the Company's sales are to large department store chains.

Advertising Expense

         The cost of advertising is expensed as incurred. Advertising costs were $1,108,000 and $2,160,000 in 1999 and 1998, respectively.

Research and Development

         Research and development costs are charged to expense when incurred. Research and development costs were $333,000 and $365,000 in 1999 and 1998, respectively.

Fair Value of Financial Instruments

         The  Company   believes  the  book  value  of   financial   instruments
approximates their fair value.

Long-term Assets

         The company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets". Under SFAS No.121, long-lived assets and certain intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Income Taxes

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock Options

         The Company applies Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted at prices below the market price of the underlying common stock on the date of grant.

         SFAS No. 123, "Accounting for Stock - Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation had been determined in accordance with the fair value based method prescribed in SFAS No. 125.

Comprehensive Income

         Comprehensive  income is comprised of net income and all changes to the
statements  of  shareholders'   equity,   except  those  due  to  investment  by
shareholders, changes in paid-in capital and distributions to shareholders.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Translation of Foreign Currencies

         The financial statements of the Company's foreign subsidiary are measured in the local currency and then translated into U. S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rate prevailing throughout the year. Translation gains and losses resulting from the change in exchange rates from year- to-year are accumulated in a separate account of shareholders' equity. Foreign currency transaction gains and losses are included in consolidated net income.

New Accounting Pronouncement

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal quarters of fiscal years beginning after June 15, 2000.

         The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

Net Income/Loss Per Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share". SFAS NO. 128 provides for the calculation of "Basic" and Diluted" earning per share. Basic net income/(loss) per share is computed using the weighted-average number of common shares outstanding. Diluted net income/(loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the years ended December 31, 1999 and 1998, options to purchase 367,000 and 313,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

         The Company's property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over three years

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

2.       INVENTORIES
         A summary of inventories follows (in thousands):
                                                                                      December 31,
                                                                                      ------------
                                                                                  1999            1998
                                                                                -------------------------
                  Components                                                    $   1,170       $   1,114
                  Work-in-process                                                     472             264
                  Finished goods                                                      662           1,516
                                                                                ---------       ---------
                                                                                $   2,304       $   2,894
                                                                                =========       =========


3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):
                                                                                      December 31,
                                                                                ------------------------
                                                                                  1999            1998
                                                                                -------------------------
                  Molds                                                         $     478       $     478
                  Computer hardware                                                   103             103
                  Computer software                                                   140             140
                  Furniture and other office equipment                                 79              79
                                                                                ---------       ---------
                                                                                      800             800
                  Accumulated depreciation                                           (786)           (741)
                                                                                ---------       ---------
                                                                                $      14       $      59
                                                                                =========       =========

4.       BANK BORROWING

         The Company has a revolving line of credit with Mid-Peninsula Bank, which expires April 1, 2000. Under the terms of this loan agreement the Company may borrow up to 75% of allowable accounts receivable, as defined, up to a maximum of $3 million. As of December 31, 1999 $900,000 was outstanding against the credit line, and the interest rate on borrowings is the bank's prime rate, 8.5% at December 31, 1999, plus 1.00%. Borrowings are primarily secured by the Company's accounts receivable and inventories. The line of credit requires the company to maintain debt-to-equity and liquidity ratios, and a minimum net worth. As of December 31, 1999 the Company was in compliance with these financial covenants.


5.       COMMITMENTS AND CONTINGENCIES

         Effective November 1, 1998, the Company extended the existing lease arrangement for office space in Fremont, California until October 31, 2000. The annual base rent will be approximately $100,970 for the year ending December 31, 2000. The lease also provides for payments related to taxes, common area charges and outside maintenance. In July 1998 the Company subleased a portion of the Fremont facilities. The sublease expired October 31, 1999 and required a total rent of $78,900 including reimbursement of common area charges, property taxes, and maintenance. The sublease income is netted against rent expense. Total rental expense was $120,175 and $129,400 for the years ended December 31, 1999 and 1998, respectively.


6.       SHAREHOLDERS' EQUITY

         In 1999, the Company shareholders' authorized a 1-for-3 reverse stock split. All share and per share amounts in the accompanying financial statements have been restated to give effect to the stock split.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

6.       SHAREHOLDERS' EQUITY (continued)

Convertible Preferred Stock

Series BB

         During 1999 the Company issued 8,203 shares of Series BB convertible preferred stock for $550,000, net of issuance costs, to a current shareholder. The cash was used to reduce bank borrowings.

         During 1998, the Company issued 6,000 shares of Series BB convertible preferred stock for $600,000, net of issuance costs, to a current shareholder. The cash was used to reduce bank borrowings.

         Holders of shares of Series BB convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted. 600,000 shares of common stock are reserved for the future conversion of this preferred stock. No dividends are payable in connection with these preferred shares.

         Initially, each share of Series BB preferred stock shall be convertible at the option of the holder into shares of common stock at an initial conversion price of $1.00 per share of common stock. The initial conversion price shall be increased quarterly beginning April 1, 1999 by $2.00 such that the original issue price shall increase by $8.00 per share each year. In addition, each preferred share shall automatically convert in the event of any of the following:

     o Immediately after the closing bid price of the common stock on the NASDAQ Stock Market exceeds $5.00 per share for a period of twelve consecutive weeks.

     o Immediately after the Company reports earnings per common share for any fiscal ear of $.50 or greater.

     o   Upon  the  written   request  for  such  conversion  by  sixty-six  and
         two-thirds  percent  (66  2/3%)  of  the  then  outstanding   preferred
         stockholders.

     o At the time that sixty-six and two-thirds percent (66 2/3%) of the preferred stock ever outstanding have converted to common stock

Series AA
         Holders of shares of Series AA convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted. Reserved for the future conversion of this preferred stock are 1,433,333 shares of common stock. No dividends are payable in connection with these preferred shares.

         Each share of Series AA preferred stock shall be convertible at the option of the holder into shares of common stock at an initial conversion price of $1.50 per share of common stock. Such initial conversion price shall be increased quarterly beginning October 1, 1997 by $.0225 such that the original issue price shall increase by $.09 per share each year. In addition, each preferred share shall automatically convert in the event of any of the following:

     o Immediately after the closing bid price of the common stock on the NASDAQ Stock Market exceeds $5.00 per share for a period of twelve consecutive weeks.

     o Immediately after the Company reports earnings per common share for any fiscal year of $.50 or greater.

     o   Upon  the  written   request  for  such  conversion  by  sixty-six  and
         two-thirds  percent  (66  2/3%)  of  the  then  outstanding   preferred
         stockholders.

     o At the time that sixty-six and two-thirds percent (66 2/3%) of the preferred stock ever outstanding have converted to common stock.

Stock  Option Plan

         In 1990, the Company adopted a stock option plan (the "Plan"), which is administered by the Compensation and Stock Option Committee of the Board of Directors. The maximum number of shares that may be issued under the Plan is 708,333. Terms and conditions of stock options are set by the Board of Directors. Options may be granted at the fair value at the date of the grant as determined by the Board of Directors. Options for a holder of more than 10% of the voting stock of

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

6.       SHAREHOLDERS' EQUITY (continued)

the Company may be granted at not less than 110% of fair market value. Options have a maximum term of ten years or a shorter period as set forth in the option agreement, and generally vest over a four-year period unless otherwise specified. Options granted to a shareholder with 10% or more of the voting stock of the Company have a maximum term of five years.

         A summary of the option activity under the Plan is as follows (in thousands except per share data):

                                                                WEIGHTED AVERAGE
                                                  SHARES         EXERCISE PRICE
                                                  ------         --------------

         Outstanding, January 1, 1997                344                 $ 9.33
         Granted                                      42                 $ 1.92
         Canceled                                   (160)                $10.95
                                                  ------
         Outstanding, December 31, 1998              226                 $ 6.81
         Granted                                     210                 $ 0.95
         Canceled                                   (169)                $ 6.86
                                                  ------
         Outstanding, December 31, 1999              267                 $ 2.19
                                                  ======


         At December 31, 1999, a total of 441,633 shares of the Company's common stock were reserved for future grants under the Plan, and options to purchase 50,140 shares were exercisable.

         In June 1993, the Company's Board of Directors adopted a Non-Employee Directors' Stock Option Plan (Directors' Plan) covering a total of 158,333 shares of common stock, which provides for a one-time automatic grant of options to purchase 8,333 shares of common stock and annual grants thereafter of options to purchase 3,333 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant. The stock option activity under the Plan was as follows (in thousands except per share data):

                                                             WEIGHTED
                                                             AVERAGE
                                                             EXERCISE
                                              SHARES          PRICE
                                              ------         -------

         Outstanding, January 1, 1997             74         $10.35
         Granted                                  13         $ 2.01
                                               -----
         Outstanding, December 31, 1998           87         $ 9.06
         Granted                                  13         $ 1.80
                                               -----
         Outstanding, December 31, 1999          100         $ 8.10
                                               =====

         At December 31, 1999, a total of 58,341 shares of the Company's common stock were reserved for future grants under the Directors' Plan, and options to purchase 93,324 shares were exercisable.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1999 (in thousands except per share data):

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

6.       SHAREHOLDERS' EQUITY (continued)
                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
             ---------------------------------------------     --------------------------
                                   WEIGHTED
                                    AVERAGE       WEIGHTED                       WEIGHTED
RANGE OF         NUMBER            REMAINING       AVERAGE       NUMBER          AVERAGE
EXERCISE       OUTSTANDING        CONTRACTUAL     EXERCISE     EXERCISABLE       EXERCISE
 PRICES        AT 12/31/99            LIFE          PRICE       AT 12/31/99       PRICE
---------    -----------------    -----------     --------     ------------      --------
$ 0.95 to $ 2.37      253              6.1         $ 1.07           38           $ 1.52
$ 1.38 to $ 4.74       22              2.9         $ 4.69           16           $ 4.68
$ 4.75 to $ 7.12       52              5.2         $ 5.69           52           $ 5.69
$ 7.13 to $ 9.49        2              2.0         $ 7.95            2           $ 7.95
$ 9.50 to $14.23       16              3.5         $12.00           16           $12.00
$14.24 to $23.72       22              4.9         $23.67           20           $23.67
                     ----              ---         ------          ---           ------
$ 0.95 to $23.72      367              5.5         $ 3.80          144           $ 7.70
                     ====                                          ===

         The weighted average fair value of options granted during 1999 and 1998 was $0.78, and $1.77, respectively.


Stock Compensation

         The Company applies APB 25 and related Interpretations in accounting for its employee stock options. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 125, the Company's net loss per share would have been increased the the proforma amount indicated in the following table (in thousands):

                                                    Years ended December 31,
                                                    ------------------------
                                                         1999           1998
                                                    ---------      ---------
Net loss:
    As reported                                     $    (844)     $  (2,620)
                                                     ========       ========
    Pro forma                                       $  (1,012)     $  (3,016)
                                                     ========       ========

Basic and diluted loss per share:
    As reported                                     $   (0.25)     $   (0,76)
                                                     ========       ========
    Pro forma                                       $   (0.30)     $   (0.88)
                                                     ========       ========

                                                    1999 Option Grants        1998 Option Grants
                                                    ------------------        ------------------
Risk-Free Interest Rates                            3.88% to 6.13%            4.00% to 5.50%
Dividend Yield                                               0%                        0%
Volatility factor of the Company's common stock            1.0                       1.7
Weighted average expected life beyond each
         respective vesting period                       1 year                    1 year

7.       RELATED PARTY TRANSACTIONS

         On March 1, 1999, the Company renewed a research and development agreement with Pherin Pharmaceuticals Corporation ("Pherin"), a company related by common shareholders, whereby Pherin supplies HPSI with its required synthesized human pheromones and also provides to HPSI research and development and scientific public relations services. This renewal has been extended to expire on March 1, 2001. The total expense incurred pursuant to the Company's research and development agreement with Pherin Corporation during the fiscal years ended December 31, 1999 and 1998 was $257,000 and $304,000, respectively.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

7.       RELATED PARTY TRANSACTIONS (continued)

         The Company also retains the consulting services of Dr. David Berliner, a founder and current CEO of Pherin Pharmaceuticals. The total expense incurred to retain Dr. Berliner's services for the fiscal years ended December 31, 1999 and 1998 was $74,00 and $60,000, respectively.

         In 1999 the Company retained the marketing and consulting services of Robert Marx, a member of the Company's Board of Director's. Mr. Marx was paid $80,000 in 1999 for his services.

8.       INCOME TAXES

         There was no provision for income taxes for the year ended December 31, 1999 or 1998 as the Company incurred net operating losses for which no benefit was recognized.

         A reconciliation of the effective tax rate and the statutory U.S. federal income tax rates are as follows:

                                                       Years ended December 31,
                                                       ------------------------
                                                       1999                1998
                                                     ------              ------
Federal tax benefit of the federal statutory rate    $ (287)             $ (891)
State income tax benefit, net of federal amount          --                  --
Permanent differences                                    (5)                 (6)
Other                                                    --                  43
Increase in valuation allowance                         292                 940
                                                     ------              ------
Income tax benefitts                                 $   --              $   --
                                                     ======              ======

         At December 31, 1999, the Company had net operating loss carryforwards of approximately $16,700,000. The Company also had federal research and development tax carryforwards of approximately $187,000. The net operating loss and credit carryforwards will expire between 2004 and 2014. The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal revenue Code.

         Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

                                                            December 31,
                                                       1999                1998
                                                     ------              ------
Deferred tax asset:
Net operating loss carryforward                      $6,337              $5,500
Research credit carryforward                            187                 200
Returns reserve                                         135                 300
Other, net                                               33                 400
Valuation allowance for deferred tax assets          (6,692)             (6,400)
                                                     -------             -------
         Net deferred tax assets                     $   --              $   --
                                                     =======             =======

         Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $292,000 and $940,000 in 1999 and 1998. The valuation allowance was established because the Company was not able to determine that is more likely than not that the deferred tax asset will be realized.

9.       SUBSEQUENT EVENTS (unaudited)

         On March 27, 2000, the Company obtained $260,000 additional equity capital from a current shareholder by issuing shares of convertible preferred stock.

         On March 22, 2000 Mid-Peninsula Bank extended to July 1, 2000 the revolving line of credit, up to a maximum of $1,500,000.