Form 10QSB
period 2000-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2000-05-15
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000
                                            --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                         Commission file number 0-23544
                                                -------

                         HUMAN PHEROMONE SCIENCES, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

                  California                                   94-3107202
---------------------------------------------            -----------------------
(State or other jurisdiction of incorporation               (I.R.S. employee
or organization)                                           Identification No.)


      4034 Clipper Court, Fremont, California                    94538
-------------------------------------------------        -----------------------
      (Address of principal executive offices)                (Zip code)

                    Issuer's telephone number: (510) 226-6874
                                               --------------

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of May 5, 2000.

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX

                                                                                                           Page
PART I
FINANCIAL INFORMATION

    Item 1. Financial Statements

             Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
             and December 31, 1999...........................................................................3

             Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the
             Three Months Ended March 31, 2000 and 1999..................................................... 4

             Consolidated Statements of Cash Flows (Unaudited) for the Three Months
             Ended March 31, 2000 and 1999...................................................................5

             Notes to Consolidated Financial Statements (Unaudited)..........................................6

    Item 2. Management's Discussion and Analysis

             Management's Discussion and Analysis of Financial Condition and Results of Operations...........7

PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K...........................................................11

SIGNATURES..................................................................................................12

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               Human Pheromone Sciences, Inc.

                                                Consolidated Balance Sheets

                                                                         March 31,        December 31,
(in thousands except share data)                                           2000               1999
-----------------------------------------------------------              --------           --------
                                                                       (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                              $    177           $    108
  Accounts receivable, net of allowances of $297
   and $338 in 2000 and 1999, respectively                                    931              2,050
  Inventories                                                               1,975              2,304
  Other current assets                                                         31                 36
                                                                         --------           --------
Total current assets                                                        3,114              4,498
Property and equipment, net                                                    12                 14
                                                                         --------           --------
                                                                         $  3,126           $  4,512
                                                                         ========           ========
Liabilities and Shareholders' Equity

Current liabilities:
  Bank borrowings                                                        $    200           $    900
  Accounts payable                                                            300                573
  Accrued advertising                                                         209                313
  Accrued commissions                                                          65                286
  Other accrued expenses                                                      338                374
                                                                         --------           --------
Total current liabilities                                                   1,112              2,446
                                                                         --------           --------
Commitments and Contingencies

Shareholders' equity:
  Preferred stock, issuable in series, no par value, 10,000,000 shares
    authorized, 1,433,333 Series AA convertible shares issued
    and outstanding at March 31, 2000 and December 31, 1999,
    16,484 and 14,203 Series BB convertible shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively                                                            3,556              3,296
    Common stock, no par value, 13,333,333 shares authorized,
    3,429,839 shares issued and outstanding on each date                   17,667             17,667
  Accumulated deficit                                                     (19,152)           (18,847)
  Foreign currency translation                                                (57)               (50)
                                                                         --------           --------
Total shareholders' equity                                                  2,014              2,066
                                                                         --------           --------
                                                                         $  3,126           $  4,512
                                                                         ========           ========

See accompanying notes to consolidated financial statements

                              Human Pheromone Sciences, Inc.

               Consolidated Statements of Operations and Comprehensive Loss
                                        (unaudited)
                                                                   Three months ended March 31,
                                                                   ----------------------------
(in thousands except per share data)                                  2000             1999
-----------------------------------------------------------         -------           -------
Net sales ( including license fees of $252,000 and $77,000
    in 2000 and 1999, respectively.)                                $ 1,533           $ 2,239
Cost of goods sold                                                      546               779
                                                                    -------           -------
Gross profit                                                            987             1,460
                                                                    -------           -------

Operating expenses:
    Research and development                                             80                84
    Selling, general and administrative                               1,188             1,663
                                                                    -------           -------
Total operating expenses                                              1,268             1,747
                                                                    -------           -------
Loss from operations                                                   (281)             (287)
                                                                    -------           -------

Other  expense
    Interest expense                                                    (22)              (22)
    Other                                                                (2)                2
                                                                    -------           -------
Total other expense                                                     (24)              (20)
                                                                    -------           -------

Net loss available to common shareholders                              (305)             (307)

Other comprehensive loss - translation adjustment                        (7)              (37)
                                                                    -------           -------

Comprehensive loss                                                  $  (312)          $  (344)
                                                                    =======           =======

Net loss per common share-basic and diluted                         $ (0.09)          $ (0.09)
                                                                    =======           =======

Weighted average common shares outstanding                            3,430             3,430
                                                                    =======           =======

See accompanying notes to consolidated financial statements

                              Human Pheromone Sciences, Inc.

                           Consolidated Statements of Cash Flows
                                        (unaudited)


                                                                 Three months ended March 31,
                                                                 ----------------------------
(in thousands)                                                       2000             1999
----------------------------------------------------------         -------           -------
Cash flows from operating activities
Net loss                                                           $  (305)          $  (307)
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                          4                12

  Changes in operating assets and liabilities:
    Accounts receivable                                              1,119               358
    Inventories                                                        329                41
    Other current assets                                                 5               (79)
 Accounts payable and accrued liabilities                             (634)             (380)
                                                                   -------           -------
Net cash provided by (used in) operating activities                    518              (355)

Cash flows from investing activities
  Purchase of property and equipment                                    (2)             --
                                                                   -------           -------
Net cash used in investing activities                                   (2)             --

Cash flows from financing activities
  Proceeds from bank borrowings                                        150               500
  Repayment of bank borrowings                                        (850)             (374)
  Proceeds from issuance of convertible preferred stock                260               300
                                                                   -------           -------
Net cash (used in) provided by financing activities                   (440)              426

Effect of exchange rate changes on cash                                 (7)              (37)
                                                                   -------           -------
Net increase in cash and cash equivalents                               69                34
Cash and cash equivalents at beginning of period                       108                77
                                                                   -------           -------
Cash and cash equivalents at end of period                         $   177           $   111
                                                                   =======           =======

See accompanying notes to consolidated financial statements

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at March 31, 2000 consists of finished goods inventory valued at $518,000, work in process of $164,000, and raw materials of $1,293,000. At December 31, 1999, these balances were $662,000, $472,000 and
$1,170,000, respectively.

Capital Stock and Stock Options

         On March 26, 2000 the Company sold 2,281 shares of Series BB convertible preferred stock for $260,000, net of issuance costs, to a current shareholder. The cash was used to reduce bank borrowings.

         Outstanding options to purchase to purchase shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

         During the three months ended March 31, 2000 no common stock options were granted and no issued options were exercised.

Subsequent Event

         On April 24, 2000 the Company entered into a multi-year agreement under which it licensed its Realm(R) fragrance and toiletry brands to Niche Marketing, Inc. in exchange for a royalty on Niche Marketing sales, with guaranteed annual minimum payments due to the Company. The license includes all territories excluding the Far East, which the company retains. As part of the agreement, Niche Marketing will also purchase the Company's applicable inventory for cash between the date of the agreement and for a period of five months thereafter.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

         The Company's marketing strategy may not be successful. The Company may not be able to establish and maintain the necessary sales and distribution channels. Retail outlets and catalogs may choose not to carry the Company's products. The Company may not have sufficient funds to successfully market its products if the current marketing strategy is not successful. The Company may not be able to successfully complete negotiations for licensing its pheromone technology.

         The current retail environment may cause pricing and promotional pressures. Five companies control the majority of the sales in the U. S. department store arena. Because of their market share, each company will have significant power to determine the price and promotional terms which the Company must meet in order to sell its products in the companys' department stores.

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

Results of Operations

Three Months ended March 31, 2000 compared to the Three Months ended March 31, 1999

         Net sales for the first quarter of 2000 were $1,533,000 representing a decrease of 32% from sales of $2,239,000 for the prior year's quarter. Approximately 46% of the decrease are due to the absence of sales to department stores with whom the Company has ceased doing business. The remaining department store and distributor sales shortfall from the prior year is attributable to a reduction of inventories by the retailers and the delay of shipments of Father's Day value sets in the current year. The sales of pheromones under license agreements increased by 227% to $252,000 in the current year period.

         Direct sales to international customers were consistent with the prior year. Net sales for the quarters ended March 31, 2000 and 1999 were as follows (in thousands).

------------------------------------------------------------------
Markets                                     2000            1999
------------------------------------------------------------------

U.S. Retail & Distributor Markets          $1,153          $2,037
License and Supply Revenues                   252              77
International Markets                         128             125
                                           ------          ------
Net Sales                                  $1,533          $2,239


         Gross profit for the quarter ended March 31, 2000 declined 32% to $987,000 from $1,460,000 in the prior year due to the reduced sales volume. As a percentage of sales profit of 64% was comparable with last year of 65%.

         Research and Development expenses for the first quarters of 2000 and 1999 were $80,000 and $84,000, respectively. These costs principally reflect payments and costs under the Company's consulting agreements in this area.

         Selling, general and administrative expenses decreased $475,000 to $1,188,000 in the first quarter of 2000 from $1,663,000 in the first quarter of 1999. Advertising, selling, and marketing expenses were $408,000 less than the prior year as the Company continued to focus on advertising efforts in the remaining department store accounts and eliminated spending with non-profitable accounts. General and administrative costs were $67,000 lower in the current year's quarter as the Company continues its efforts to reduce these expenses.

         The Company incurred $22,000 in net interest expense during the first quarter of both years. During the first quarter of 2000, the Company decreased its net borrowing position as compared to the same period in 1999, but interest rates were higher.

LIQUIDITY

         At March 31, 2000, the Company had outstanding borrowings of $200,000 against its $3,000,000 line of credit; and working capital was $2,002,000. At December 31, 1999 the Company had net borrowings of $900,000 and working capital of $2,052,000. For the first quarter of 2000, net cash generated from operating activities was $518,000 compared to $355,000 used in operating activities for the prior year's quarter. Accordingly, the Company had a net repayment of its line of credit of $700,000 in the first quarter of 2000, while it had net additional borrowings of $126,000 in the first quarter of 1999.

         On March 24, 2000, the Company extended its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a continued line of credit. The Company may borrow up to $1,500,000 at an interest rate equal to the Bank's prime rate plus 1.0% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on July 1, 2000, contains certain debt-to-equity and working capital covenants. At March 31, 2000 the Company was in compliance with such covenants.

         On April 24, 2000, the Company signed a multi-year license agreement with Niche Marketing, Inc., an affiliate of Northern Brands, Inc., for the Realm(R) and innerRealm(R) brand of products. Niche Marketing will purchase applicable inventories and will pay the Company royalties, subject to annual minimums, on the sale of current REALM products and line extensions under the Realm brand names.

         Assuming the Company's activities proceed substantially as planned, the Company's cash proceeds from the license to Niche Marketing, license revenues and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for research, product development and lower administrative costs.

         Additional working capital may be required should the Company fail to generate new products or new license revenues. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its products, potential products, and research funding requirements. Funds would be needed for inventory build, accounts receivable financing and staffing purposes. If the Company fails to achieve revenues from its 2000 marketing efforts, or if product development proves to be more capital intensive than planned, the Company may require additional funding.

         On March 26, 2000, the Company obtained $260,000 additional equity capital from a current shareholder by issuing shares of convertible preferred stock.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for all transactions beginning with the second quarter of 2000. The Company has not yet analyzed the impact, if any, that SAB No. 101 will have on its financial statements.

Impact of Year 2000

         The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. We believe that all of our material systems are substantially year 2000 compliant. To our knowledge, we have not experienced any significant problems as a result of year 200 issues. We will continue to monitor critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure any latent risks that may arise are addressed promptly.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(a)      Exhibit 10.19 Business Loan Agreement dated March 24, 2000
(b)      Exhibit 10.20 License Agreement with Niche Marketing, Inc.
(c)      Exhibit 27.01-Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                            HUMAN PHEROMONE SCIENCES, INC.

                                            Registrant

Date:  May 12, 2000                         /s/ William P. Horgan
                                            ---------------------
                                            William P. Horgan
                                            Chairman and Chief Executive Officer


Date:  May 12, 2000                         /s/ Gregory S. Fredrick
                                            -----------------------
                                            Gregory S. Fredrick
                                            Vice President Finance