Form 10QSB
period 2000-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2000-08-14
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

         [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

           California                                             94-3107202
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. employee
 incorporation or organization)                              Identification No.)


47650 Fremont Blvd.  Suite 200, Fremont, California                  94538
---------------------------------------------------                ----------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of August 7, 2000.

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX
                                                                            Page
                                                                            ----
PART I
FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
               and December 31, 1999.......................................... 3

             Consolidated Statements of Operations and Comprehensive
               Loss (Unaudited) for the Three and Six Months Ended
               June 30, 2000 and 1999......................................... 4

             Consolidated Statements of Cash Flows (Unaudited) for
               the Six Months Ended June 30, 2000 and 1999.................... 5

             Notes to Consolidated Financial Statements (Unaudited)........... 6

     Item 2. Management's Discussion and Analysis

             Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................... 8

PART II
OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................................12

SIGNATURES....................................................................13

                                                               PART I
                                                        FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                   Human Pheromone Sciences, Inc.

                                                     Consolidated Balance Sheets

                                                                                                       June 30,         December 31,
(in thousands except share data)                                                                         2000              1999
--------------------------------------------------------------------------------                       --------          --------
                                                                                                     (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                                            $    761          $    108
  Accounts receivable, net of allowances of $38
   and $338 in 2000 and 1999, respectively                                                                1,185             2,050
  Inventories                                                                                               600             2,304
  Other current assets                                                                                       47                36
                                                                                                       --------          --------
Total current assets                                                                                      2,593             4,498

Property and equipment, net                                                                                   9                14
                                                                                                       --------          --------
                                                                                                       $  2,602          $  4,512
                                                                                                       ========          ========


Liabilities and Shareholders' Equity

Current liabilities:
  Bank borrowings                                                                                      $      0          $    900
  Accounts payable                                                                                           88               573
  Deferred revenue                                                                                          188                 0
  Accrued advertising                                                                                        83               313
  Accrued commissions                                                                                         0               286
  Other accrued expenses                                                                                    238               374
                                                                                                       --------          --------
Total current liabilities                                                                                   597             2,446
                                                                                                       --------          --------
Commitments and Contingencies

Shareholders' equity:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized, 1,433,333 Series AA convertible shares issued and outstanding at
  June 30, 2000 and December 31, 1999, 17,010 and 14,203 Series BB convertible shares issued and outstanding at June 30, 2000 and December 31, 1999,
    respectively                                                                                          3,606             3,296
  Common stock, no par value, 13,333,333 shares authorized,
    3,429,839 shares issued and outstanding on each date                                                 17,667            17,667
  Accumulated deficit                                                                                   (19,208)          (18,847)
  Accumulated other comprehensive loss                                                                      (60)              (50)
                                                                                                       --------          --------
Total shareholders' equity                                                                                2,005             2,066
                                                                                                       --------          --------

                                                                                                       $  2,602          $  4,512
                                                                                                       ========          ========

See accompanying notes to consolidated financial statements

                                                   Human Pheromone Sciences, Inc.

                                    Consolidated Statements of Operations and Comprehensive Loss
                                                             (unaudited)


                                                                               Three months ended              Six months ended
                                                                                    June 30,                        June 30,
                                                                            -----------------------         -----------------------
(in thousands except per share data)                                          2000           1999             2000            1999
                                                                            -------         -------         -------         -------
Net product sales                                                           $   474         $ 1,724         $ 1,755         $ 3,886
License and supply revenues                                                     277             387             529             464
                                                                            -------         -------         -------         -------
Net revenues                                                                    751           2,111           2,284           4,350
Cost of goods sold                                                              140             757             686           1,536
                                                                            -------         -------         -------         -------

Gross profit                                                                    611           1,354           1,598           2,814

Operating Expenses:
   Research and development                                                      81              83             161             167
   Selling, general and administrative                                          590           1,538           1,778           3,201
                                                                            -------         -------         -------         -------

Total operating expenses                                                        671           1,621           1,939           3,368
                                                                            -------         -------         -------         -------

Loss from operations                                                            (60)           (267)           (341)           (554)

Other income and (expense)                                                                                                        0
   Interest (expense)                                                             0             (24)            (22)            (46)
   Other income (expense)                                                         4              (9)              2              (7)
                                                                            -------         -------         -------         -------
Total other income and (expense)                                                  4             (33)            (20)            (53)
                                                                            -------         -------         -------         -------

Net loss available to common shareholders                                       (56)           (300)           (361)           (607)

Other comprehensive loss - translation adjustment                                (3)            (11)            (10)            (48)
                                                                            -------         -------         -------         -------

Comprehensive loss                                                          $   (59)        $  (311)        $  (371)        $  (655)
                                                                            =======         =======         =======         =======


Net loss per common share-basic and diluted                                 $  (.02)        $  (.09)        $  (.11)        $  (.18)
                                                                            =======         =======         =======         =======


Weighted average common shares outstanding                                    3,430           3,430           3,430           3,430
                                                                            =======         =======         =======         =======

See accompanying notes to consolidated financial statements

                                                   Human Pheromone Sciences, Inc.

                                                Consolidated Statements of Cash Flows
                                                             (unaudited)

                                                                                                        Six months ended June 30,
                                                                                                      -----------------------------
(in thousands)                                                                                         2000                   1999
--------------------------------------------------------------------------------                      -------               -------
Cash flows from operating activities
Net loss                                                                                              $  (361)              $  (607)
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                                             7                    24
  Provision for sales returns and allowances                                                             (300)                 (610)

  Changes in operating assets and liabilities:
    Accounts receivable                                                                                 1,165                   961
    Inventories                                                                                         1,704                   234
    Other current assets                                                                                  (11)                  (10)
    Deferred revenue                                                                                      188                  --
Accounts payable and accrued liabilities                                                               (1,137)                 (367)
                                                                                                      -------               -------
Net cash provided by (used in) operating activities                                                     1,255                  (375)

Cash flows from investing activities
  Purchase of property and equipment                                                                       (2)                 --
                                                                                                      -------               -------
Net cash used in investing activities                                                                      (2)                 --

Cash flows from financing activities
  Proceeds from bank borrowings                                                                           150                   900
  Repayment of bank borrowings                                                                         (1,050)                 (773)
  Proceeds from issuance of convertible preferred stock                                                   310                   300
                                                                                                      -------               -------
Net cash (used in) provided by financing activities                                                      (590)                  427

Effect of exchange rate changes on cash                                                                   (10)                  (48)
                                                                                                      -------               -------

Net increase in cash and cash equivalents                                                                 653                     4
Cash and cash equivalents at beginning of period                                                          108                    77
                                                                                                      -------               -------
Cash and cash equivalents at end of period                                                            $   761               $    81
                                                                                                      =======               =======
Cash paid for interest                                                                                $   24                $    46
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

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing, marketing and licensing of consumer products containing synthetic human pheromones as a component. The
Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries.

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at June 30, 2000 consists of finished goods inventory valued at $349,000, work in process of $13,000, and raw materials of $238,000. At December 31, 1999, these balances were $662,000, $472,000 and
$1,170,000, respectively.

Capital Stock and Stock Options

         On June 30, 2000 the Company sold 526 shares of Series BB convertible preferred stock for $50,000, net of issuance costs, to a current shareholder. The sale enabled the Company's net equity to remain in compliance with the NASDAQ Small Cap listing requirements. No assurances can be given that the Company will remain in compliance with these listing requirements in the future.

         On March 26, 2000 the Company sold 2,271 shares of Series BB convertible preferred stock for $260,000, net of issuance costs, to a current shareholder. The cash was used to reduce bank borrowings.

         Outstanding options to purchase shares of common stock and certain common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

         During the three months ended June 30, 2000 no common stock options were granted and no issued options were exercised.

License and Supply Revenue

         On April 24, 2000 the Company entered into a multi-year agreement under which it licensed its Realm(R) fragrance and toiletry brands to Niche Marketing, Inc. in exchange for a royalty on Niche Marketing sales. The license includes all territories excluding the Far East, which the company retains. The effective date for this agreement was May 1, 2000.

         The sale of the Company's patented pheromones to licensees are reported when the license fee revenues are earned.

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

         The Company and/or its licensees may not be able to effectively compete with larger companies or with new products. The prestige fragrance market is extremely competitive. Many fragrance products are better known than the Company's products and compete for advertising and retail shelf space. Many competitors have significantly greater resources that will allow them to develop and introduce new competing products or increase the promotion of current products.

         The product life cycle of a fragrance can be very short. Changing fashions and fads can dramatically shift consumer preferences and demands. Traditional fragrance companies introduce a new fragrance every year or so. Changing fashions and new products may reduce the chance of creating long-term brand loyalty to the Company's products.

         The current retail environment may cause pricing and promotional pressures. Five companies control the majority of the sales in the U. S. department store arena. Because of their market share, each company will have significant power to determine the price and promotional terms which the Company and/or its licensees must meet in order to sell its products in the department stores.

         Seasonality in sales may cause significant variation in quarterly results. Sales in the fragrance industry are generally seasonal with sales higher in the second half of the year because of Christmas. This seasonality could cause a significant variation in the Company's quarterly operating results.

         The Company has reported operating losses in past years. No assurance can be given that the Company will produce operating income in the future.

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

Results of Operations

Three  Months  ended June 30, 2000  compared to the Three  Months ended June 30,
1999

         On April 24, 2000 the Company entered into a multi-year agreement under which it licensed its Realm(R) fragrance and toiletry brands to Niche Marketing, Inc. in exchange for a royalty on Niche Marketing sales, with guaranteed annual minimum payments due to the Company. The license includes all territories excluding the Far East, which the company retains. The effective date for this agreement was May 1, 2000.

         Net revenues for the second quarter of 2000 were $751,000 representing a decrease of 64% from revenues of $2,111,000 for the prior year's quarter. Approximately 86% of the decrease is due to the absence of Realm(R) product sales for May and June, which was licensed to Niche Marketing. The license and supply of pheromones under license agreements decreased by 28% to $277,000 for the current year period. The decreased license and supply revenue is due to the reduced requirements by Avon this year as reorder quantities were not expected to match last years initial manufacturing requirements for the product launch of Perceive(R) by Avon. The addition of the Realm(R) license to other royalty income help offset the reduced Avon demand.

         Net revenues for the quarters ended June 30, 2000 and 1999 were as follows (in thousands).

--------------------------------------------------------------------------------
Markets                                                     2000           1999
--------------------------------------------------------------------------------
U.S. Retail & Distributor Markets                          $  379         $1,598
License and Supply Revenues                                   277            387
International Markets                                          95            126
                                                           ------         ------

Net Revenues                                               $  751         $2,111


         Gross profit for the quarter ended June 30, 2000 declined 55% to $611,000 from $1,354,000 in the prior year due to the reduced sales volume. As a percentage of sales gross profit of 81% was better than last year of 64% reflecting the impact of the more profitable license and supply business.

         Research and Development expenses for the second quarters of 2000 and 1999 were $81,000 and $83,000, respectively. These costs principally reflect payments and costs under the Company's consulting agreements in this area.

         Selling, general and administrative expenses decreased $948,000 to $590,000 in the first quarter of 2000 from $1,538,000 in the first quarter of 1999. Advertising, selling, and marketing expenses were $749,000 less than the prior year as the licensee of the Realm(R) brand began incurring these expenses May 1,2000. Distribution expenses were reduced by $42,000, and general and administrative costs were $157,000 lower in the current year's quarter. The Company restructured the organization to reduce the overhead required to support its efforts to focus on new product development, and license opportunities for the patented pheromone technology.

         The  loss  from   operations  of  $60,000  was  $207,000  less,  a  78%
improvement over the 1999 second quarter operating loss of $267,000. The Company's licensing of the Realm(R) Realm(R) brand, which was effective May 1, 2000, resulted in reduced net revenues but the significant savings in operating expenses resulted in the reduced operating losses.

         The Company incurred no net interest expense during the second quarter of 2000, and $24,000 in the second quarter of 1999. As a result of the licensee agreement, and subsequent sale of inventory, the Company paid off the existing bank line in April 2000.

Six Months ended June 30, 2000 as compared to the Six Months ended June 30, 1999

         Net revenues for the six months ended June 30, 2000 were $2,284,000. This was a 47% decrease from net revenues of $4,350,000 for the first half of 1999. The lack of Realm(R) brand products sales in May and June caused by the May 1 effective date of the license agreement, accounted for 25% of the decreased revenues for the first six months. For the first four months of the year the Realm(R) revenues were down 22%for the comparable four months of 1999. The license and supply revenues increased by $65,000 for the first six months of 2000 to $529,000. The Company realized six months of revenue in 2000 as compared with 1999 which reflected the commencement of licensing revenue in March.

         Net sales for the six months ended June 30, 2000 and 1999 are as follows:

--------------------------------------------------------------------------------
Class of Trade                                             1999            1999
--------------------------------------------------------------------------------
U.S. Markets                                              $1,532          $3,635
License and Supply Revenues                                  529             464
International Markets                                        223             251
                                                          ------          ------
Net Sales                                                 $2,284          $4,350


         Gross profit for the first half of 2000 declined 43% to $1,598,000 from $2,814,000 in 1999. The decrease is the result of reduced sales volume. Gross profit as a percentage of revenues improved to 70% compared to 65% in 1999, also reflecting the impact of the more profitable license and supply business.

         Research and Development expenses for the first half of 2000 and 1999 were $161,000 and $167,000, respectively and are principally comprised of payments under the Company's contract with Pherin Corporation.

         Selling, general and administrative expenses decreased to $1,778,000 in the six months ended June 30, 2000 from $3,201,000 in the period ended June 30, 1999. Selling marketing and advertising accounted for $1,157,000 of the decrease with all other operational areas spending less in 2000 than in 1999. The reduction in operating expenses of $1,423,000 is directly related to the Company's decision to license the Realm(R) brand and eliminate the expenses associated with directly to distributing with the department store accounts.

         The loss from operations decreased by $213,000 to $341,000 for the six months ended June 30, 2000, from $554,000 in 1999. The Company's licensing of the Realm(R) brand has resulted in reduced net revenues offset by savings in operating expenses that have significantly reduced the operating losses. The unprofitable department store sales channel has been eliminated and replaced with a minimum royalty revenue source.

         The Company incurred $22,000 in net interest expense during the first half of 2000 compared to $46,000 net interest expense in 1999 due to the repayment of the credit line borrowings in April 2000.

LIQUIDITY

         At June 30, 2000, the Company had no outstanding borrowings, and working capital was $1,996,000. At December 31, 1999 the Company had net borrowings of $900,000 and working capital of $2,052,000. For the six months of 2000, net cash generated from operating activities was $1,255,000 compared to $375,000 used in operating activities for the prior year's six months. Accordingly, the Company had a net repayment of its line of credit of $900,000 in the first six months of 2000, while it had net additional borrowings of $127,000 in the first half year of 1999.

         On July 1, 2000, the Company's Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a continued line of credit expired. The Company may apply for a new credit line in the future.

         Assuming the Company's activities proceed substantially as planned, the Company's cash proceeds from the license to Niche Marketing, license revenues and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for research, product development and administrative costs.

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

         On June 30, 2000, the Company obtained $50,000 additional equity capital from a current shareholder by issuing shares of convertible preferred stock.

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for all transactions beginning with the second quarter of 2000. The Company has applied SAB No. 101 where applicable.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10.21 Amendment to License Agreement with Niche Marketing, Inc.

         (b)      Exhibit 27.01-Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                            HUMAN PHEROMONE SCIENCES, INC.
                                            Registrant

Date:  August 14, 2000                      /s/ William P. Horgan
                                            ------------------------------------
                                            William P. Horgan
                                            Chairman and Chief Executive Officer




Date:  August 14, 2000                      /s/ Gregory S. Fredrick
                                            ------------------------------------
                                            Gregory S. Fredrick
                                            Vice President Finance