Form 10-Q
period 2000-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2000-11-14
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000
                                          ------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



                         Commission file number 0-23544
                                                -------

                         HUMAN PHEROMONE SCIENCES, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

                  California                                      94-3107202
-------------------------------------------------         ----------------------
        (State or other jurisdiction of                      (I.R.S. employee)
         incorporation or organization                      Identification No.)


47650 Fremont Blvd.  Suite 200, Fremont, California               94538
----------------------------------------------------      ----------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of November 7, 2000.

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX
                                                                                                             Page
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
                  and December 31, 1999........................................................................4

                  Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the
                  Three and Nine Months Ended September 30, 2000 and 1999..................................... 5

                  Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
                  Ended September 30, 2000 and 1999 ...........................................................6

                  Notes to Consolidated Financial Statements (Unaudited).......................................7

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations........9

PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.............................................................13

SIGNATURES....................................................................................................14

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              Human Pheromone Sciences, Inc.

                                                Consolidated Balance Sheets
                                                                    September 30, December 31,
(in thousands except share data)                                        2000          1999
------------------------------------------------------------------    --------      --------
                                                                    (unaudited)
Assets

Current assets:
  Cash and cash equivalents
                                                                      $    953      $    108
  Accounts receivable, net of allowances of $54
   and $338 in 2000 and 1999, respectively                                 968         2,050
  Inventories                                                              368         2,304
  Other current assets                                                      51            36
                                                                      --------      --------
Total current assets                                                     2,340         4,498
Property and equipment, net                                                 19            14
                                                                      --------      --------
                                                                      $  2,359      $  4,512
                                                                      ========      ========

Liabilities and Shareholders' Equity

Current liabilities:
  Bank borrowings                                                     $      0      $    900
  Accounts payable                                                         119           573
  Deferred revenue                                                          94             0
  Accrued advertising                                                       24           313
  Accrued commissions                                                        5           286
  Other accrued expenses                                                   108           374
                                                                      --------      --------
Total current liabilities                                                  350         2,446
                                                                      --------      --------
Commitments and Contingencies

Shareholders' equity:
  Preferred stock, issuable in series, no par value, 10,000,000 sharesauthorized, 1,433,333 Series AA convertible shares issued and outstanding at September 30, 2000 and December 31, 1999,
  18,159 and 14,203  Series BB  convertible  shares issued and outstanding  at September 30, 2000 and December 31, 1999,
  respectively                                                           3,706         3,296
Common stock, no par value, 13,333,333  shares  authorized,
  3,429,839 shares issued and outstanding on each date                  17,667        17,667
  Accumulated deficit                                                  (19,286)      (18,847)
  Accumulated other comprehensive loss                                     (78)          (50)
                                                                      --------      --------
Total shareholders' equity                                               2,009         2,066
                                                                      --------      --------
                                                                      $  2,359      $  4,512
                                                                      ========      ========

See accompanying notes to consolidated financial statements

                                 Human Pheromone Sciences, Inc.

                      Consolidated Statements of Operations and Comprehensive Loss
                                         (unaudited)
                                                       Three months ended        Nine months ended
                                                      --------------------      --------------------
                                                          September, 30           September  30,
                                                      --------------------      --------------------
(in thousands except per share data)                     2000         1999         2000         1999
                                                      -------      -------      -------      -------
Net product sales                                     $   219      $ 1,892      $ 1,974      $ 5,778
License and supply revenues                               282          232          811          696
                                                      -------      -------      -------      -------
Net revenues                                              501        2,124        2,785        6,474
Cost of goods sold                                        170          920          856        2,456
                                                      -------      -------      -------      -------
Gross profit                                              331        1,204        1,929        4,018
Operating Expenses:
   Research and development                                80           82          241          249
   Selling, general and administrative                    330        1,195        2,108        4,396
                                                      -------      -------      -------      -------
Total operating expenses                                  410        1,277        2,349        4,645
                                                      -------      -------      -------      -------
Loss from operations                                      (79)         (73)        (420)        (627)
Other income and (expense)                                                                         0
   Interest income (expense)                                6          (24)         (16)         (70)
   Other income (expense)                                  (6)           2           (4)          (5)
                                                      -------      -------      -------      -------
Total other income and (expense)                         --            (22)         (20)         (75)
                                                      -------      -------      -------      -------
Net loss available to common shareholders                 (79)         (95)        (440)        (702)
Other comprehensive loss - translation adjustment
                                                          (18)          11          (28)         (37)
                                                      -------      -------      -------      -------
Comprehensive loss                                    $   (97)     $   (84)     $  (468)     $  (739)
                                                      =======      =======      =======      =======


                                                      =======      =======      =======      =======
Net loss per common share-basic and diluted           $  (.02)     $  (.03)     $  (.13)     $  (.20)
                                                      =======      =======      =======      =======

Weighted average common shares outstanding              3,430        3,430        3,430        3,430
                                                      =======      =======      =======      =======

See accompanying notes to consolidated financial statements

                         Human Pheromone Sciences, Inc.

                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                             Nine months ended
                                                               September 30,
                                                           ---------------------
(in thousands)                                                2000         1999
                                                           --------     --------


Cash flows from operating activities

Net loss                                                   $  (440)     $  (702)
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                 10           35
  Provision for sales returns and allowances                  (284)        (551)

  Changes in operating assets and liabilities:
    Accounts receivable                                      1,366          663
    Inventories                                              1,936          157
    Other current assets                                       (15)         (41)
    Deferred revenue                                            94         --
Accounts payable and accrued liabilities                    (1,289)        (469)
                                                           --------     --------
Net cash provided by (used in) operating activities          1,378         (908)
                                                           --------     --------
Cash flows from investing activities
  Purchase of property and equipment                           (15)        --
                                                           --------     --------
Net cash used in investing activities                          (15)        --
                                                           --------     --------

Cash flows from financing activities
  Proceeds from bank borrowings                                150        1,510
  Repayment of bank borrowings                              (1,050)      (1,084)

  Proceeds from issuance of convertible preferred stock        410          500
                                                           --------     --------
Net cash (used in) provided by financing activities           (490)         926
                                                           --------     --------

Effect of exchange rate changes on cash                        (28)         (37)
                                                           --------     --------

Net increase in cash and cash equivalents                      845          (19)
Cash and cash equivalents at beginning of period               108           77
                                                           --------     --------
Cash and cash equivalents at end of period                 $   953      $    58
                                                           ========     ========
Cash paid for interest                                     $    24      $    46
                                                           ========     ========

See accompanying notes to consolidated financial statements

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                               September 30, 2000

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

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at September 30, 2000 consists of finished goods inventory valued at $264,000, work in process of $13,000, and raw materials of $91,175. At December 31, 1999, these balances were $662,000, $472,000 and $1,170,000, respectively.

Capital Stock and Stock Options

On September 30, 2000 the Company sold 1,149 shares of Series BB convertible preferred stock for $100,000, net of issuance costs, to a current shareholder. The sale enabled the Company's net equity to remain in compliance with the NASDAQ Small Cap listing requirements. No assurances can be given that the Company will remain in compliance with these listing requirements in the future.

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

         During the three months ended September 30, 2000, 208,000 common stock options were granted, no issued options were exercised and options for 16,000 shares were cancelled in connection with employee terminations.

License and Supply Revenue

         On April 24, 2000 the Company entered into a multi-year agreement under which it licensed its Realm(R) fragrance and toiletry brands to Niche Marketing, Inc. in exchange for a royalty on Niche Marketing sales. The license includes all territories excluding the Far East, which the company retains. The effective date for this agreement was May 1, 2000.

         The sale of the Company's patented pheromones to licensees are reported when the license fee revenues are earned ratably based upon the sales of the licensee or, if miniumum royalties are provided for in the particular agreement, based on a guaranteed annual minimum payment due from the licensee on a straight line basis over the applicable twelve month period.

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

Results of Operations

Three Months ended September 30, 2000 compared to the Three Months ended September 30, 1999

         Net revenues for the third quarter of 2000 were $501,000 representing a decrease of 76% from revenues of $2,124,000 for the prior year's quarter. The entire decrease is due to the absence of Realm(R) product sales for the quarter due to licensing of the Realm(R) product line to Niche Marketing effective May 1, 2000. The license and supply of pheromones under license agreements increased 21% to $282,000 for the current year period. The increased license and supply revenue is due to the Niche Marketing license revenue.

         Net revenues for the quarters ended September 30, 2000 and 1999 were as follows (in thousands).

------------------------------------------------------------------------
Markets                                            2000            1999
------------------------------------------------------------------------

  U.S. Retail & Distributor Markets        $         54     $     1,689
  License and Supply Revenues                       282             232
  International Markets                             165             203
                                            ------------     -----------

  Net Revenues                             $        501     $     2,124


         Gross profit for the quarter ended September 30, 2000 declined 73% to $331,000 from $1,204,000 in the prior year due to the reduced sales volume. As a percentage of sales, gross profit of 66% was better than last year of 57% reflecting the impact of the more profitable license and supply business.

         Research and Development expenses for the third quarters of 2000 and 1999 were $80,000 and $82,000, respectively. These costs principally reflect payments and costs under the Company's consulting agreements in this area.

         Selling, general and administrative expenses decreased $865,000 to $330,000 in the third quarter of 2000 from $1,195,000 in the third quarter of 1999. Advertising, selling, and marketing expenses were $765,000 less than the prior year as the licensee of the Realm(R) brand began incurring these expenses May 1,2000. Distribution expenses were reduced by $76,000, and general and administrative costs were $24,000 lower in the current year's quarter. The Company relocated during the current quarter to facilities that are better suited to the restructured organization, and consistent with the effort to reduce the overhead required to support its efforts to focus on new product development, and license opportunities for the patented pheromone technology.

         The Company incurred no net interest expense during the third quarter of 2000, and $24,000 in the third quarter of 1999. As a result of the licensee agreement, and subsequent sale of inventory, the Company paid off the outstanding balance on its bank line in April 2000.

Nine Months ended September 30, 2000 as compared to the Nine Months ended September 30, 1999

         Net revenues for the nine months ended September 30, 2000 were $2,785,000. This was a 57% decrease from net revenues of $6,474,000 for the nine months of 1999. The decreased revenues are due to the lack of Realm(R) brand products sales since May 1, the effective date of the license agreement, and the 22% sales decrease recorded in the first four months of the year. The license and supply revenues increased by $114,000 for the first nine months of 2000 to $810,000. The Company realized nine months of license and supply revenue in 2000 as compared with 1999 which reflected the commencement of licensing revenue in March.

         Net sales for the six months ended September 30, 2000 and 1999 are as follows:

-------------------------------------------------------------------------
Markets                                              2000         1999
-------------------------------------------------------------------------

  U.S. Retail & Distributor Markets              $    1,587     $  5,324
  License and Supply Revenues                           810          696
  International Markets                                 388          454
                                                 -----------    ---------

  Net Revenues                                   $    2,785     $  6,474


         Gross profit for the first nine months of 2000 declined 52% to $1,929,000 from $4,018,000 in 1999. The decrease is the result of reduced sales volume. Gross profit as a percentage of revenues improved to 69% compared to 62% in 1999, also reflecting the impact of the more profitable license and supply business.

         Research and Development expenses for the first half of 2000 and 1999 were $241,000 and $249,000, respectively and are principally comprised of payments under the Company's contract with Pherin Corporation.

         Selling, general and administrative expenses decreased to $2,108,000 in the nine months ended September 30, 2000 from $4,396,000 in the period ended September 30, 1999. Selling marketing and advertising accounted for $1,922,000 of the decrease with all other operational areas spending less in 2000 than in 1999. The reduction in operating expenses of $2,288,000 is directly related to the Company's decision to license the Realm(R) brand and eliminate the expenses associated with directly to distributing with the department store accounts.

         The loss from operations decreased by $207,000 to $420,000 for the nine months ended September 30, 2000, from $627,000 in 1999. The Company's licensing of the Realm(R) brand has resulted in reduced net revenues offset by savings in operating expenses that have significantly reduced the operating losses. The unprofitable department store sales channel has been eliminated and replaced with a minimum royalty revenue source.

         The Company incurred $16,000 of net interest expense during the first nine months of 2000 compared to $70,000 net interest expense in 1999 due to the repayment of the credit line borrowings in April 2000.

LIQUIDITY

         At September 30, 2000, the Company had no outstanding borrowings, and working capital was $1,990,000. At December 31, 1999 the Company had net borrowings of $900,000 and working capital of $2,052,000. For the nine months of 2000, net cash generated from operating activities was $1,378,000 compared to $908,000 used in operating activities for the prior year's nine months. Accordingly, the Company had a net repayment of its line of credit of $900,000 in the first nine months of 2000, while it had net additional borrowings of $426,000 in the same period of 1999.

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

         On September 30, 2000, the Company obtained $100,000 additional equity capital from a current shareholder by issuing shares of convertible preferred stock.

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

(a)      Exhibit 27.01-Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                           HUMAN PHEROMONE SCIENCES, INC.

                                           Registrant

Date:  November 13, 2000                   /s/ William P. Horgan
                                           -----------------------------------
                                           William P. Horgan
                                           Chairman and Chief Executive Officer




Date:  November 13, 2000                   /s/ Gregory S. Fredrick
                                           -----------------------------------
                                           Gregory S. Fredrick
                                           Vice President Finance