Form 10KSB40
period 2000-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2001-03-30
CIK 878616

Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                   For the fiscal year ended December 31, 2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)


                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                -------------------------------------------------
                 (Name of small business issuer in its charter)

               California                                 94-3107202
--------------------------------------            ------------------------------
    (State or other jurisdiction of                    (I.R.S. employee
    incorporation or organization)                    Identification No.)

46750 Fremont Boulevard, Suite 200 Fremont, California             94538
------------------------------------------------------         -----------------
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

         State issuer's revenues for its most recent fiscal year.   $3,239,000

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $ 916,537 (1)

(1) Excludes 496,921 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at March 7, 2001 based on a closing bid price on that day of $0.3125 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.1,451,492 shares of convertible preferred stock, 3,429,839 shares of common stock.

         Transitional Small Business Disclosure Format (check one):
                                Yes [ ] No [ X ]

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference into Part III of this Form 10-KSB Report: the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders (the "Proxy Statement").

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

         Pheromones are chemical substances known to stimulate species-specific biological responses in animals. For eleven years, scientists and advisors engaged by Human Pheromone Science, Inc. ("HPS") have studied the functions and characteristics of human pheromones.

         The human pheromones included as a component of and as a fixative for the Company's fragrance products have been manufactured for the Company by Pherin Pharmaceuticals, Inc. The manufacturing process for human pheromones begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process performed for the Company by Pherin at its laboratories in Salt Lake City, Utah. In early 1999, in response to the need for significant increases in production. the Company engaged the services of an independent consultant and an independent chemical laboratory to manufacture the pheromones. During 2000, an independent laboratory has manufactured such pheromones under the direction of a consultant of HPS and Pherin scientists. All the steps in the manufacturing process are standard chemical laboratory procedures. The manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

The HPS Technology

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

         Scientists have observed that in higher species the influence of pheromones grows increasingly more subtle and complex. Not surprisingly, reactions to pheromones are very subtle in human beings. While humans appear to have definite responses to pheromones, the research sponsored by HPS suggests that the highly developed human brain filters and masks those reactions. Rather than producing an isolated effect, as in lower level species, human pheromones act in concert with other sensory cues provided by odor, sight, taste, sound and touch to provide a cumulative influence.

         As a result of its sponsored research, the Company believes evidence has been developed that indicates that humans respond to human pheromones. HPS has also found that its human pheromones are sexually dimorphic: that is, some are more active in females while others show a higher level of activity in males. During the studies of human pheromones conducted by the Company, certain human subjects volunteered descriptions of their feelings. Women frequently described feeling comfortable or at ease, while a number of male subjects described a feeling of confidence and self-assurance. The Company continues to explore these naturally occurring substances in a variety of tests to increase its knowledge and understanding of their range of influence on human emotions and their application as components of fine fragrance products.

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

         Over the course of their work on human pheromones, scientists working on behalf of HPS believe they have made a further, important discovery concerning the VNO. Not only is the VNO present in all normal adults, it appears to be an active, functional receptor for human pheromones. This has allowed scientists engaged on behalf of HPS to track the activity of human pheromones by measuring the changes in the neuroelectric potential of the VNO's receptor cells caused by pheromones. To measure these changes in humans, a proprietary noninvasive method is utilized to measure the electrical response of the VNO in a way similar to how electrical responses of the heart are recorded by an electrocardiogram.

The HPS Products

         Products. The Company operates in one business segment and markets three fragrances, REALM(R) Women, REALM(R) Men and inner REALM(R). These products are sold by the Company through independent distributors in selected markets in South East Asia (Japan, Hong Kong and China). In April 2000 the
Company licensed the rights to sell these products in all parts of the world, excluding South East Asia, to Niche Marketing, Inc. (See "Markets and Competition"). These "proof-of-concept" products include a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, deodorant, talc, soap and body cream. The Company's fragrances are supplied by recognized leaders in the worldwide fragrance business. All of the Company's products contain the Company's synthesized human pheromones as a component of the fragrance. In 1996, the Company introduced a unique refillable, dripless roll-on applicator containing REALM and inner REALM eau de toilette for women, and in 1998 REALM Women and REALM Men candles were launched. In 1999, the Company developed a new line of fragrance and toiletry products containing synthesized human pheromones for men and women under the trademark Natural Attraction(TM). The Company introduced these products via a new website, naturalattraction.com, in 2000. At the end of 2000, the company hosting this website went out of business and the site was not operational until another host was selected in March 2001. Initial commercialization of this line of products will be through the web and other direct marketing channels in the United States. The Company plans to accelerate its promotion of the Natural Attraction line in 2001.

         Research. Pheromones are chemical substances known to stimulate species-specific biological responses in animals. The study of the uses, effects and advantages of human pheromones is in its infancy, but abstracts from presentations of two recent studies performed at leading research universities reveal new information regarding the beneficial effects of human pheromones. Most interestingly, these studies reveal new information regarding the biological pathways human pheromones traverse in the body. Publication of these findings continued in 1999 and in 2000, and the Company expects further interest in its patented technology as the result of these studies and others currently being undertaken in 2001.

         Scientists working on behalf of HPS have identified and synthesized several naturally occurring human pheromones. One combination of pheromones shows a measurable response in women and another a comparable response in men. HPS has also developed the capability to manufacture commercial quantities of these naturally occurring substances. HPS intends to continue basic pheromone research as applied to fragrances and ancillary products. For the years ended December 31, 2000 and 1999, research and development expense totaled $328,000 and $333,000, respectively. Since its inception through December 31, 2000, the Company has incurred $4,624,000 in research and development related expenses.

Markets and Competition

         The Competitive Environment. The Company's current fragrance products contain what the Company believes are unique components: human pheromones. Consequently, HPS believes it will be able to differentiate its products from traditional products. If such differentiation is successful, the Company's products initially should have little direct competition in the marketplace, since the Company believes no other companies in the United States have the right to produce or distribute products containing human pheromones. However, if such differentiation is not successful the Company will compete against the numerous companies in the fragrance industry, including Estee Lauder, Chanel and the fragrances subsidiaries of Unilever and L'Oreal.

         While HPS's current products are fragrances and toiletries, the Company feels strongly that fine fragrances and related toiletries are only "proof of concept" products. The Company's patented human pheromone technology has applications far beyond traditional fragrances and bath and body products. HPS hopes to position its technology as a desired "value added" ingredient for any product that contains a fragrance. Synthesized human pheromones provide the first patented technology of a component that could have broad application and usage in cosmetic, treatment, cleansing, over-the-counter health supplements and home and vehicle environmental products. The Company does not feel that it has the resources to successfully exploit the potential market for such applications and is actively seeking licensing agreements with consumer product manufacturers.

         Marketing Strategy. HPS's initial products are a line of fragrance and bath and body products containing the Company's patented human pheromones as a component. The first of these "proof of concept products" were developed in 1993 when the Company developed REALM Women and REALM Men. While new product launches in the fragrance industry frequently require considerable expenditures for promotional programs which attempt to establish product differentiation based upon imagery alone, HPS sought to develop a program in 1993 following a different approach -- one that relied on the human pheromone component in its fragrances for product differentiation.

         The Company's initial marketing program was intended to educate consumers and the trade about pheromones while suggesting the enhanced sensuality that the wearer of an HPS fragrance might feel. The Company also used packaging, pricing and distribution channels to communicate the uniqueness of their products and to differentiate them from traditional fragrance products. The Company launched its REALM products through direct marketing to ensure the quality and clarity of the HPS message and thereafter moved to more conventional fragrance channels based on criteria such as store location, image and promotional support.

         Historic Distribution and Promotional Activities through April 2000.

         During 1993, the Company developed two fragrances, REALM Women and REALM Men, each presented in 50ml and 5ml sizes. Initial promotion and distribution was in the form of a one half-hour infomercial, broadcast-tested in August 1994 and rolled-out nationally in the last four months of the year. The infomercial continued to be broadcast through mid-1995 while the Company commenced selling its products in the U.S. retail department stores on a limited basis in late 1994.

         By the beginning of 1997, HPS was still a single product company, primarily involved in one class of trade -- better U.S. department stores. REALM fragrances and toiletries were available in more than 1,300 stores in the 48 contiguous states. While this is the largest channel of distribution for basic fragrances, the high level of retailer employee turnover required expensive ongoing training for continued success of differentiated, scientifically based products such as REALM fragrances. In addition, HPS provides significant in-store fragrance modeling to ensure that consumers driven to the stores by the Company's ongoing radio advertisements have the opportunity to actually experience REALM products once they reach the store.

         To lessen its dependence on a single category of business and in an effort to leverage the expense of its radio advertising and promotion, the Company entered into agreements with distributors who focus on the fast growing perfumery and middle market department store classes of trade. These alternative channels provided additional exposure for the Company's products and human pheromone technology at a significantly lower cost than the better department stores. In mid-1997, the Company introduced a second women's fragrance line, innerREALM initially to the department store class of trade. Results of this expensive product launch were disappointing. A decision was made to reposition this brand to the alternative channels of distribution in 1998, and results from the initial repositioning are encouraging. During 1999, the Company continued distributing its REALM Men and REALM Women's fragrances in leading U.S. department stores, while substantially completing the transfer of the sale and marketing of innerREALM fragrances to alternative markets - including perfumeries and middle market department stores. These alternative markets are handled by an independent distributor who purchases the product from the Company without the right of return and is responsible for advertising, selling and marketing expenses. By focusing the innerREALM product line on these secondary markets, the Company reduced its dependence on the department stores for sales to the U.S. consumer. The Company reorganized its U.S. sales organization in the last quarter of 1998. Responsibility for selling and marketing to the department stores was transferred from Company personnel to an independent organization comprised of senior managers with significant experience introducing and managing fragrances in this class of trade. This group is compensated by commission on net sales generated. One of the principal's of this organization had been and continues to be the CEO of Northern Brands, the Company's distributor in the secondary markets. Also, in late 1998 the Company determined that it could not profitably continue doing business with the May Company and ceased selling products to this retailer and its subsidiaries at such time.

         To further reduce its dependence on a single market, the Company sought to increase its non-U.S. distribution. In 1995 and 1996, HPS entered into distribution agreements for the sale of REALM fragrances and toiletries in selected Middle East markets, including Saudi Arabia and the Gulf States as well as selected Duty Free markets in the Caribbean, South America and on the Mexican and Canadian borders. In 1997, additional South American markets were opened and discussions were undertaken for the profitable sale of REALM products in several European markets and the Far East. In early 1998, initial shipments were made under distribution agreements with distributors in Switzerland and the People's Republic of China. Also in 1998, initial shipments were made to a distributor for the sale of the Company's products in Spain and Portugal. The Company's direct foreign sales represented approximately 19% and 6.1% of net sales during 2000 and 1999, respectively. International expansion will continue to be a focus of HPS. The Company is very conscious of the fact that numerous brands of prestige fragrances have suffered immeasurable harm due to diversion by gray marketers. While realizing that certain levels of such diversion are inevitable, the Company hopes to curtail the risk of its REALM products being diverted back into the U.S. by gray market discounters by selecting duty free partners who purchase realistic quantities for sale in the regions they service. Such partnership agreements are subject to cancellation if significant diversion occurs.

         During 1999, the Company continued to reduce its presence in U.S. retailers whose business was not profitable to HPS. It also began a program to more tightly focus advertising, selling and promotional efforts with the remaining retail accounts and did reduce its loss on sales to this class of trade as compared with prior periods. The Company continued to rationalize its U.S. department store distribution in early 2000, but still believed that it was difficult for a company with a limited portfolio to profitably compete in the U.S. department store fragrance business.

         Current Distribution and Promotional Activities from May 1, 2000.

         On April 24, 2000, HPS signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. ("Niche"), a newly formed affiliate of Northern Brands, Inc. Since 1998, affiliates of Niche had been involved with the sales of these product lines in the United States and several International markets. Under the agreement, Niche will be responsible for the manufacture, marketing, selling and distribution of the REALM and innerREALM products in the United States and Internationally, excluding the Far East. Niche purchased the Company's applicable inventories and pays a royalty, with annual minimums, on sales of the current products and line extensions under the REALM and innerREALM brand names. All such products must contain the Company's patented human pheromone technology. During the term of the agreement, HPS will also sell Niche the pheromone components required for the manufacture of the products. The initial period of the agreement is four years and may be extended with the mutual agreement of the parties for periods of up to ten years.

            This agreement enabled the Company to stem the significant losses incurred in selling to the department stores and the cash drain associated therewith. Under this agreement, HPS retains the rights to all of its trademarks and trademark applications. During 2000, the Company began a program to significantly expand its REALM business in South East Asia and increase the licensing of its patented human pheromone technology to third party consumer product manufacturers.

Technology Licensing and Supply Agreements

         One of the strategic objectives of the company is to expand the use of its patented human pheromone technology by working closely with consumer products companies who are leaders in their particular markets. In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones. Revenues commenced in 1999 and continued in the year 2000. Total revenues from this agreement and others signed in 1999 and 2000 aggregated $666,000 in 2000 and $989,000 in 1999, respectively. HPS is also in supply and /or licensing discussions with other companies in several consumer products fields and markets. Revenues from the agreement with Niche Marketing are not included in these amounts since this is considered a product licensing and not a technology licensing agreement.

During 2000, three companies represented 27%, 19% and 13% of the Company's net sales and revenues. During 1999, three companies comprised 33%, 20% and 16% of the Company's net sales.

Patents and Other Intellectual Property

         In December  1993 and January  1994,  the Company  received  two United
States patents for non-therapeutic compositions of fragrances and human pheromones for use as components in perfumes and personal care products and consumer and industrial products such as clothing, air fresheners and paper products. In 1995, patents were granted in Taiwan, and in 1997, patents were granted in Mexico. In June 1998, the Company was granted a Notice of Allowance of its patents for the inclusion of synthesized human pheromones by the European Patent Office. Individual country patents are pending issuance. HPS is also the exclusive licensee for non-therapeutic uses of pheromones in consumer products under a royalty-free worldwide perpetual license to five United States patent applications covering pheromone technology owned by Pherin Corporation. This technology is also the subject of foreign patent applications. The Company also relies on trade secrets protection for confidential and proprietary information. Other patent applications are currently in process.

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

Employees

         At March 1, 2001, the Company had three full-time employees and one part-time employee. In addition, the Company retains consultants to provide advice in the areas of sales and marketing, public relations, advertising, product safety testing, regulatory compliance, MIS and product development. The Company also has access to scientific and professional consultants, some of whom are retained directly by Pherin Pharmaceuticals, Inc., and who undertake projects for the Company by virtue of the Company's agreement with Pherin. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees and consultants to be good.

Manufacturing

         The Company and its licensees are dependent on third parties to manufacture the fragrance products. The Company has selected two essential oil companies that provide fragrance products to the industry, to supply such compounds to HPS and Niche in accordance with proprietary formulas developed for the Company. The Company has agreements in place with suppliers for its fragrances and has been furnished with commercial quantities of the Company's and its licensees' products for sale to consumers. While the Company is responsible for blending the human pheromones with these fragrances, final bottling and packaging of the fragrance and ancillary product lines are performed by independent manufacturers. These manufacturers selected by HPS and its licensees have extensive experience in blending, filling and packaging fragrance, cosmetic and related products, and have the capacity to satisfy the Company's and its licensees' manufacturing needs, at least for the foreseeable future. The Company believes that such manufacturing services are widely available to the fragrance industry at competitive prices and has identified additional contract manufacturing companies.

         The Company and Pherin are parties to an agreement under which Pherin will supply HPS with its reasonable requirements of human pheromones and will make available to HPS the basic manufacturing technology. At any time after

January 31, 1996, rather than supply human pheromones to HPS, Pherin may instead elect to provide to the Company all manufacturing technology in its possession that it has not previously supplied to HPS. Through 1998 only small quantities of human pheromones, which could be produced in a laboratory environment, were required for its fragrance and ancillary products. As a result of the initial third party supply agreement entered into in December 1998, the Company required significantly more production of the synthesized human pheromones than were needed in the past. In January 1999, HPS and Pherin contracted with two independent laboratories to manufacture kilogram quantities of the synthesized human pheromones under the direction of scientists working on behalf of the Company and Pherin. HPS received initial quantities primarily from these independent laboratories commencing March 1999. During 2000, only one of these manufacturers was needed to furnish all of the Company's human pheromone requirements. The Company does not believe that it would be economically feasible to establish it's own manufacturing facilities since synthesized human pheromones are available from chemical laboratories that now have experience in the preparation of these compounds.

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         The Company has not had sustained profitable operations since 1997. Since 1997, the Company has incurred losses from operations. However, effective May 1, 2000 the Company refocused its business model based on product licensing agreements. While the Company anticipates that this change in its business will result in profitable operations there is no assurance that the Company's license based business model will be successful.

         The Company and/or Niche may not be able to effectively compete with larger companies or with new products. The prestige fragrance market is extremely competitive. Many fragrance products are better known than the Company's products and compete for advertising and retail shelf space. Many competitors have significantly greater resources that will allow them to develop and introduce new competing products or increase the promotion of current products.

         The product life cycle of a fragrance can be very short. Changing fashions and fads can dramatically shift consumer preferences and demands. Traditional fragrance companies introduce a new fragrance every year or so. Changing fashions and new products may reduce the chance of creating long-term brand loyalty to the REALM and innerREALM product lines.

         The Company's marketing strategy may not be successful. The Company or its distributors may not be able to establish and maintain the necessary sales and distribution channels. Retail outlets and catalogs may choose not to carry the products. The Company or its distributors may not have sufficient funds to successfully market its products if the current marketing strategy is not successful.

         The current retail environment may cause pricing and promotional pressures. Five companies, Federated Department Stores, The May Company, Target, Dillard Department Stores and Saks (formerly Proffitts), own the majority of upper end department stores. Because of their market share, each company will have significant power to determine the price and promotional terms that the Company and its distributor/licensee, Niche, must meet in order to sell its products in the department stores.

         Upper end department stores face increasing competition by discount perfumeries, drug chains and lower priced department stores for sales of fragrances and cosmetics. To compete, upper end department stores have cut inventories, reduced co-op advertising, and increased promotions. These tactics may force the Company's licensee to reduce its prices or increase the cost of its promotions.

         Seasonality in sales may cause significant variation in quarterly results. Sales in the fragrance industry are generally seasonal with sales higher in the second half of the year because of Christmas. This seasonality could cause a significant variation in the Company's recognition of royalty income in its quarterly operating results.

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

         The Company relies upon other companies to manufacture its products. The Company and its distributors/licensees rely upon Pherin and other companies to manufacture its pheromones, supply components, and to blend, fill and package its fragrance products. The Company and its distributors/licensees may not be able to obtain or retain pheromones manufacturers, fragrance suppliers, or component manufacturers on acceptable terms. This would adversely affect operating results.

Item 2.           Description of Property

         The Company presently occupies approximately 2,700 square feet of office and space for its headquarters in Fremont, California, pursuant to a sublease that expires on March 31, 2001. The base rent was approximately $20,250 from the inception of the sublease, July 7, 2000, through December 31, 2000 and will be an additional $10,125 through the expiration date of March 31, 2001. Total rent expense is increased by the Company's proportional share of any escalation related to taxes, common area charges and outside maintenance incurred by the complex in which the facility is located. From January 1, 2000 through July 18, 2000, the Company leased approximately 8,780 square feet of office and warehousing space for its headquarters in Fremont, California. The base rent was approximately $70,679, in addition to the Company's proportional share of any escalation related to taxes, common area charges and outside maintenance incurred by the complex in which the facility was located. The Company leased between 2,000 and 8,000 square feet of warehousing and distribution space, at a cost of $0.60 per square foot, from an independent company under a fulfillment agreement cancelable with 90 days notice. Such lease was cancelled in February 2001. During the year ended December 31, 2000, the Company incurred $124,722 in net rent expense and related charges for these facilities.

          The Company is in negotiations to lease a facility for its headquarters offices in San Jose, California. It is considering two options, one for 1,631 square feet with minimum annual rentals of $73,395, with a 4% increase each year and the second is for 1,767 square feet with a minimum annual rent of $64,584, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area.

Item 3.           Legal Proceedings

         Not applicable.


Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the NASDAQ Small-Cap Market under the symbol EROX. As of March 1, 2001, there were approximately 300 holders of record of the Company's Common Stock. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held by nominees in "Street Name". Set forth below is the high and low bid information for the Company's Common Stock on the NASDAQ Small-Cap Market as reported by Nasdaq-Amex Online during each of the four calendar quarters of 2000 and 1999, adjusted for a one for three reverse stock split effected on April 13, 1999.

                                              HIGH                       LOW
                                              ----                       ---
         2000
         ----
         First quarter                      $  2.50                    $ 0.75
         Second quarter                     $  3.03                    $ 1.00
         Third quarter                      $  1.36                    $ 1.00
         Fourth quarter                     $  1.06                    $ 0.16

         1999
         ----
         First quarter                      $  4.41                    $ 1.50
         Second quarter                     $  3.00                    $ 0.81
         Third quarter                      $  3.06                    $ 1.25
         Fourth quarter                     $  1.06                    $ 0.75

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


           On April 24, 2000, the Company signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. ("Niche"), a newly formed affiliate of Northern Brands, Inc. Under the agreement, Niche will be responsible for the manufacture, marketing, selling and distribution of the REALM and innerREALM products in the United States and Internationally, excluding the Far East. Niche purchased the Company's applicable inventories and pays a royalty, with annual minimums, on sales of the current products and line extensions under the REALM and innerREALM brand names. During the term of the agreement, HPS will also sell Niche the pheromone components required for the manufacture of the products. Prior to this agreement, the company recorded in is financial statements the revenues, costs and expenses directly attributable to the product sales to the U.S. Department stores and held the inventories, recorded the accounts receivable and reflected the accounts payable/accrued expenses attributable to the department store business. Accordingly, the data for the year 2000 would include this business only through April 30, 2000 while the data for the year 1999 would reflect the department store operations for the full year, making some line-by-line comparisons between both years difficult.

         Year ended December 31, 2000 compared with the year ended December 31, 1999

         Net sales and revenues for the year ended December 31, 2000 were $3,239,000 compared to $9,306,000 for the prior year. Net sales to department stores in the United States and secondary markets during 2000 were only $1,505,000 due to the signing of the license agreement described above. In 2000, the Company received revenues from sales and licensing of its patented human pheromone technology and royalties from the license of its REALM and innerREALM product lines aggregating approximately $666,000. Sales to distributors in South East Asia of the Company's core brands approximated $445,000 and sales of products to Niche Marketing and royalties received from Niche approximated $446,000. The balance of revenues for the year 2000, $177,000, is comprised mainly of sales to catalogs and direct marketing product sales.

         Gross margin in 2000 represented 67% of sales as compared with 61% in the prior year. The increase is attributable to the presence of product licensing revenues from Niche Marketing in 2000 that carry no associated cost of goods. In future years, the gross margin will continue to be positively impacted upon by such continued product licensing fees, which may be offset by lower gross margins generated by the sale of human pheromones as compared with the margin generated on sales to department stores; however, virtually all of the gross profit generated by such revenue becomes operating profit since no promotional spending is required. As more revenue is generated from pheromone licensing and supply agreements, gross margin may decline but operating results should improve.

         Research and development costs in 2000 at $328,000 approximated the $333,000 incurred in the prior year. The majority of such expenditures result from contractual payments made to Pherin Corporation under our Research and Development agreement with them.

         Selling, general and administrative expenses declined by 61% as compared with 1999. This $3,701,000 reduction in spending is attributable to the license agreement noted above and the resulting lower marketing/advertising, selling and distribution expenses for the appropriate business from May 1 through December 31, 2000. Of the total spending of $2,366,000, $1,736,000 (73%) was incurred from the period January 1, 2000 until the license began on May 1, 2000. In the prior year, the company funded all such expenses for the entire twelve-month period.

         Other expense decreased to $7,000 from $104,000 in 1999, primarily a result of the elimination of bank borrowings in May 2000 and interest received from investments from that point forward. In 1999, the Company incurred interest expense on bank borrowings for the entire year. As a result of the license agreement described above and proceeds received from the sale of preferred stock, the Company received enough cash to pay-down its bank loans entirely during the year and invest excess funds in interest-bearing accounts.

         The Company recorded no income tax provision in either 2000 or 1999 due to the net operating losses generated.

         As of December 31, 2000 the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward, was $6,707,000. However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine whether its realization was more likely than not.

Seasonality

         Sales in the fragrance industry are generally seasonal with sales higher in the second half of the year because of the Holiday period. This seasonality could cause a significant variation in the Company's quarterly operating results and recognition of royalty revenues on sales of licensees and from the Company's own sales efforts in South East Asia.

Liquidity

         At December 31, 2000, the Company had cash and cash-equivalents equal to $982,000, working capital of $1,916,000, and no bank borrowings outstanding. These balances at December 31, 1999 were $108,000, $2,052,000 and $900,000, respectively. The Company's current ratio improved to 8.0 at December 31, 2000 from 1.8 at the end of the prior year. Net cash provided by operating activities was $1,394,000 for the year ended 2000 as compared with net cash used in operating activities of $596,000 for the year ended December 31, 1999. The turnaround in net cash used in operating activities in 2000 as compared with 1999 was principally due to the significant decreases in accounts receivable and inventories and a decrease in the net loss in 2000 which was slightly offset by the decrease in accounts payable and accrued expenses. Issuance of convertible preferred stock to a long-term investor in the amount of $410,000 in 2000 partially offset the $900,000 cash used to pay off bank borrowings. In 1999, the Company raised $550,000 from the issuance of preferred stock and $1,810,000 from bank borrowings, and repaid borrowings of $1,683,000.

         The Company's Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California ("the Bank") expired on June 30, 2000. The Company had paid all outstanding borrowings to the Bank prior to the expiration of the agreement.

         The Company's current cash position and projected results of operations for the year 2001 are not expected to require additional outside financing.

  New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the change in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements

       In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

       In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

                                    PART III

Item 9.         Directors,  Executive  Officers,  Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act

         The executive officers of the Company and their ages as of March 1, 2001 are as follows:

         Name              Age                  Position
         ----              ---                  --------

William P. Horgan          53     Chairman, Chief Executive Officer and Director

Gregory S. Fredrick        46     Vice President, Finance


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

         The remainder of this item is incorporated by reference to the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders (the "Proxy Statement").

Item 10.          Executive Compensation

         Incorporated by reference to the Proxy Statement.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the Proxy Statement.

Item 12.          Certain Relationships and Related Transactions

         Incorporated by reference to the Proxy Statement.

Item 13.          Exhibits and Reports on Form 8-K

         (a)      Financial Statements.  The following are filed as a part of this report:
                                                                                                                 Page
                  Report of Independent Certified Public Accountants                                               16
                  Consolidated Balance Sheets -- December 31, 2000 and 1999                                        17
                  Consolidated Statements of Operations and Comprehensive Loss -
                           Years ended December 31, 2000 and 1999                                                  18
                  Consolidated Statements of Shareholders' Deficiency -Years ended December 31, 2000 and 1999      19
                  Consolidated Statements of Cash Flows -- Years ended December 31, 2000 and 1999                  20
                  Notes to Consolidated Financial Statements                                                       21

(b)      Reports on form 8-K.

                  None

         (c)      Exhibits.  The following exhibits are filed as part of this report.

         EXHIBIT
         -------
         NUMBER                     EXHIBIT TITLE

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

         10.17    Supply Agreement with Avon Products, Inc.(5)

         10.18 Business Loan Agreement and Change In Terms dated March 22, 2000 (6)

         10.19    Business Loan Agreement dated March 24, 2000(7))

         10.20 License Agreement between Registrant and Niche Marketing, Inc, dated April 24, 2001(7))

         10.21    Amendment to License Agreement with Niche Marketing, Inc. (8)

         10.22 Sublease Agreement between Registrant and PixArt Technology, Inc., dated July 7, 2000 for the Registrant's California facility

         10.23    Lease   Surrender   Agreement  dated  July  18,  2000  between
                  Registrant  and  ProLogis   Limited   Partnership-I   for  the
                  Registrant's California facility

         23.1     Consent of Independent Certified Public Accountants 31


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

(2) Filed as an exhibit with corresponding exhibit no. to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1993.

(3) Filed as an exhibit with corresponding exhibit no. to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1996.

(4) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the Three Months Ended June 30, 1997.

(5) Filed as an exhibit with corresponding exhibit no. to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1998.

(6) Filed as an exhibit with corresponding exhibit no. To Registrant's Annual Report on Form 10-KSB for the Year ended December 31, 1999.

(7) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the Three Months Ended March 31, 2000.

(8) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the Three Months Ended June 30, 2000.

*    Management contract or compensatory plan

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HPS Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on March 29, 2001.

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

        SIGNATURE                      CAPACITY                      DATE
        ---------                      --------                      ----

/s/ William P. Horgan           Chief Executive Officer        March 29, 2001
--------------------------      and Director
William P. Horgan

/s/ Gregory S. Fredrick         Vice President, Finance        March 29, 2001
--------------------------      (Principal Financial and
Gregory S. Fredrick             Accounting Officer)


/s/ Bernard I. Grosser          Director                       March 29, 2001
--------------------------
Bernard I. Grosser, MD


/s/ Michael D. Kaufman          Director                        March 29, 2001
--------------------------
Michael D. Kaufman

/s/ Helen C. Leong              Director                       March 29, 2001
--------------------------
Helen C. Leong

/s/ Robert Marx                 Director                       March 29, 2001
--------------------------
Robert Marx

               Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders
Human Pheromone Sciences, Inc.

         We have audited the accompanying consolidated balance sheets of Human Pheromone Sciences, Inc. as of December 31, 2000 and December 31, 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' deficiency and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. as of December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO Seidman, LLP

San Jose, California
February 22, 2001


                         Human Pheromone Sciences, Inc.

                           Consolidated Balance Sheets
                                                               December 31,     December 31,
(in thousands except share data)                                   2000           1999
                                                               ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                                    $        982    $        108
  Accounts receivable, net of allowances of $125
   and $338 in 2000 and 1999, respectively                              754           2,050
  Inventories (Note 2)                                                  347           2,304
  Other current assets                                                  105              36
                                                               ------------    ------------
Total current assets                                                  2,188           4,498

Property and equipment, net (Note 3)                                     16              14
                                                               ------------    ------------
                                                               $      2,204    $      4,512
                                                               ============    ============

Liabilities, Convertible Redeemable Preferred Stock and
Shareholders' Deficiency

Current liabilities:
  Bank borrowings (Note 4)                                     $       --      $        900
  Accounts payable                                                       85             573
  Accrued professional fees                                              83             145
  Accounts vacation                                                      24              44
  Accrued advertising                                                    13             313
  Accrued commissions                                                  --               286
  Other accrued expenses                                                 47             185
  Deferred income (Note 11)                                              20            --
                                                               ------------    ------------
Total current liabilities                                               272           2,446
                                                               ------------    ------------

Commitments and Contingencies (Notes 5 and 11)

Convertible redeemable preferred stock (Note 6):

  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized:

  Series AA 1,433,333 convertible  shares
  issued and outstanding at each date,
  total liquidation value $2,150;                                     2,146           2,146
  Series BB 17,448 and 14,203 convertible shares
  outstanding at December 31, 2000 and
  December 31, 1999, respectively,
  total liquidation value $1,745                                      1,560           1,150
                                                               ------------    ------------
Total convertible redeemable preferred stock                          3,706           3,296
                                                               ------------    ------------
Shareholders' deficiency (Note 7):
  Common stock, no par value, 13,333,333 shares
    authorized, 3,429,839 shares
    issued and outstanding at each date                              17,667          17,667
  Foreign currency translation                                          (64)            (50)
  Accumulated deficit                                               (19,377)        (18,847)
                                                               ------------    ------------
Total shareholders' deficiency                                       (1,774)         (1,230)
                                                               ------------    ------------
                                                               $      2,204    $      4,512
                                                               ============    ============

See accompanying notes to consolidated financial statements

                         Human Pheromone Sciences, Inc.

          Consolidated Statements of Operations and Comprehensive Loss
                                                                           Years ended
                                                                            December 31,
                                                                        ------------------
(in thousands except per share data)                                     2000       1999
---------------------------------------------------------------------   -------    -------
Net sales, including license fees of $1,046 in 2000 and $989 in 19999   $ 3,239    $ 9,306
Cost of goods sold                                                        1,068      3,646
                                                                        -------    -------
Gross profit                                                              2,171      5,660
                                                                        -------    -------
Operating expenses (Note 8):
    Research and development                                                328        333
    Selling, general and administrative                                   2,366      6,067
                                                                        -------    -------
Total operating expenses                                                  2,694      6,400
                                                                        -------    -------
Loss from operations                                                       (523)      (740)
                                                                        -------    -------
Other (expense) income
    Interest expense                                                        (25)       (98)
    Other income                                                             18         (6)
                                                                        -------    -------
Total other expense                                                          (7)      (104)
                                                                        -------    -------
Net loss available to common shareholders                                  (530)      (844)
Other comprehensive loss - translation adjustment                           (14)       (50)
                                                                        -------    -------
Comprehensive loss                                                      $  (544)   $ ( 894)

                                                                        =======    =======


Net loss per common share-basic and diluted                             $ (0.15)   $ (0.25)
                                                                        =======    =======

Weighted average common shares outstanding                                3,430      3,430
                                                                        =======    =======

See accompanying notes to consolidated financial statements.


                         Human Pheromone Sciences, Inc.

               Consolidated Statements of Shareholders' Deficiency

 (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                           Common Stock
                                   ---------------------------  Foreign Currency                           Total Shareholders'
                                      Shares       Amount         Translation       Accumulated Deficit        Deficiency
                                   --------------------------- ------------------  ----------------------  ---------------------
Balances, at December 31, 1998         3,430      $ 17,667          $   --                $(18,003)            $   (336)

Foreign currency translation            --            --                 (50)                 --                    (50)

Net loss                                --            --                --                    (844)                (844)
                                     -------      --------          --------              --------             --------

Balances, at December 31, 1999         3,430        17,667               (50)              (18,847)              (1,230)

Foreign currency translation            --            --                 (14)                 --                    (14)

Net Loss                                --            --                --                    (530)                (530)
                                     -------      --------          --------              --------             --------

Balances, at December 31, 2000         3,430      $ 17,667          $    (64)             $(19,377)            $ (1,774)
                                     =======      ========          ========              ========             ========



See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                      Consolidated Statements of Cash Flows

                                                              Years ended
                                                               December 31,
                                                           -------------------
(in thousands)                                               2000      1999
---------------------------------------------------------  -------   ---------

Cash flows from operating activities:
    Net loss                                               $  (530)   $  (844)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                           13         45
    Changes in operating assets and liabilities:
        Accounts receivable                                  1,296          1
        Inventories                                          1,957        590
        Other current assets                                   (69)        78
        Accounts payable and accruals                       (1,294)      (466)
        Deferred income                                         20       --
                                                           -------    -------
Net cash provided by (used in) operating activities          1,394       (596)
                                                           -------    -------
Cash flows from investing activities:
    Purchase of property and equipment                         (15)      --
                                                           -------    -------
Cash flows from financing activities:
    Proceeds from bank borrowings                              100      1,810
    Repayments of bank borrowings                           (1,000)    (1,683)
    Proceeds from issuance of convertible redeemable
        preferred stock                                        410        550
                                                           -------    -------
Net cash (used in) provided by financing activities           (490)       677
                                                           -------    -------
Effect of currency  translation                                (14)       (50)
                                                           -------    -------
Net increase in cash and cash equivalents                      874         31
Cash and cash equivalents at beginning of the year             108         77
                                                           -------    -------
Cash and cash equivalents at end of the year               $   982    $   108
                                                           =======    =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. In April 2000, the Company licensed the sale of its REALM fragrance products through department and specialty stores across the United States and selected international markets to Niche Marketing, Inc. The Company currently sells its REALM fragrance lines through distributors in selected markets in South East Asia, and licenses and sells its human pheromones for inclusion in other companies products in exchange for supply revenues and/or royalties.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in France. All significant intercompany accounts and transactions have been eliminated.

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

Segment Reporting

         During the year ended December 31, 2000, the Company received revenues from sales and licensing of its patented human pheromone technology. Currently, the Company's management does not regularly review operating results or assess its operating performance by operating segment. Consequently, it will not report this revenue as an individual segment. As the Company's sales and licensing revenues of its patented human pheromone technology progresses, it will begin to develop systems to monitor this segment, and report its results accordingly.

Concentration of Credit Risk

         Since the Company has refocused its business based on a product licensing model, the Company's concentration of credit risk consists principally of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality institutions. As of December 31, 2000, the Company had deposits at one financial institution which aggregated $936,000. Such funds are insured by the Federal Deposit Insurance Corporation up to $100,000. Concentration of credit risk with respect to trade receivables has increased because the Company's customer base consists of several large customers in the United States and distributors in several international markets. On-going credit evaluations of customers' financial condition are performed and generally, no collateral is required. However, until the credit worthiness of these international customers is acceptable to the Company, the customer pays in advance of shipment or by placing an irrevocable letter of credit. During the year ended December 31, 2000, export sales, primarily to the Far East, were $621,000, or 19% of consolidated net sales. Export sales were less than 10% of consolidated net sales in 1999. The Company maintains an allowance for potential losses based upon management analysis of possible uncollectable accounts.

Customer Concentration

         During 2000, three customers comprised 27%, 19% and 13% of the Company's net sales. Included in accounts receivable at December 31, 2000 are $ 402,000, $125,000 and $1,000, respectively, from these customers. During 1999, three customers comprised 33%, 20% and 16% of the Company's net sales and revenues.

                         Human Pheromone Sciences. Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Supplier Concentration

         The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products. Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply could have a material adverse effect on the Company.

Revenue Recognition

         Revenue is recorded at the time of merchandise shipment, net of provisions for returns. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101. The majority of the Company's sales are to distributors and licensees.

Advertising Costs

         The cost of advertising is expensed as incurred. Advertising costs were $327,000 and $1,108,000 in 2000 and 1999, respectively.

Research and Development

         Research and development costs are charged to expense when incurred. Research and development costs were $328,000 and $333,000 in 2000 and 1999, respectively.

Fair Value of Financial Instruments

         The Company believes the book value of financial instruments, including
cash  and  cash   equivalents,   accounts   receivable  and  accounts   payable,
approximates their fair value.

Long-term Assets

         The company applies Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets". Under SFAS No.121, long-lived assets and certain intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

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

         SFAS No. 123, "Accounting for Stock - Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation had been determined in accordance with the fair value based method.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

         Comprehensive  income is comprised of net income and all changes to the
statements  of  shareholders'  deficit,   except  those  due  to  investment  by
shareholders, changes in paid-in capital and distributions to shareholders.

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

New Accounting Pronouncements

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

       In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

       In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Net Income/Loss Per Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and Diluted" earning per share. Basic net income/(loss) per share is computed using the weighted-average number of common shares outstanding. Diluted net income/(loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the years ended December 31, 2000 and 1999, options to purchase 464,000 and 367,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

         The Company's property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over three years.

Reclassifications

         Certain prior year amounts have been reclassified to conform with current year presentation.

2.       INVENTORIES

         A summary of inventories follows (in thousands):

                                                                                         December 31,
                                                                                ----------------------------
                                                                                     2000           1999
                                                                                     ----           ----
                  Components                                                    $      263       $   1,170
                  Work-in-process                                                       13             472
                  Finished goods                                                        71             662
                                                                                ------------     -----------
                                                                                $      347       $   2,304
                                                                                ============     ===========


3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                                         December 31,
                                                                                ----------------------------
                                                                                     2000            1999
                                                                                     ----            ----
                  Molds                                                         $      478       $     478
                  Computer hardware                                                     81             103
                  Computer software                                                    106             140
                  Furniture and other office equipment                                  43              79
                                                                                -------------    -------------
                                                                                       708             800
                  Accumulated depreciation                                            (692)           (786)
                                                                                -----------      -------------
                                                                                $       16       $      14
                                                                                ============     ============


4.       BANK BORROWING

         The Company had a revolving line of credit with Mid-Peninsula Bank that expired June 30, 2000.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

5.       COMMITMENTS AND CONTINGENCIES

         Effective November 1, 1998, the Company extended the existing lease arrangement for office space in Fremont, California until October 31, 2000. The annual base rent was approximately $100,970 for the year ending December 31, 2000. The lease also provided for payments related to taxes, common area charges and outside maintenance. In July 1998 the Company subleased a portion of the Fremont facilities. The sublease expired October 31, 1999 and required a total rent of $78,900 including reimbursement of common area charges, property taxes, and maintenance. The sublease income is netted against rent expense. The Company and the landlord agreed to terminate the lease on July 18, 2000. On July 7, 2000, the Company entered into a sublease for a new office in Fremont until March 31, 2001. The total base rent under this sublease will be approximately $30,375, plus payments related to taxes, common area charges and outside maintenance. Total rental expense was $125,000 and $120,000 for the years ended December 31, 2000 and 1999, respectively.

6.       CONVERTIBLE REDEEMABLE PREFERRED STOCK

Series BB

         During 2000, the Company issued 3,245 shares of Series BB convertible preferred stock for $410,000, net of issuance costs, to a current shareholder. The cash was used to reduce bank borrowings.

         During 1999, the Company issued 8,203 shares of Series BB convertible preferred stock for $550,000, net of issuance costs, to a current shareholder. The cash was used to reduce bank borrowings.

         Holders of shares of Series BB convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted. 600,000 shares of common stock are reserved for the future conversion of this preferred stock. No dividends are payable in connection with these preferred shares.

         Initially, each share of Series BB preferred stock shall be convertible at the option of the holder into shares of common stock at an initial conversion price of $1.00 per share of common stock. The initial conversion price shall be increased quarterly beginning April 1, 1999 by $2.00 such that the original conversion price shall increase by $8.00 per share each year. In addition, each preferred share shall automatically convert in the event of any of the following:

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

         Initially,each share of Series AA preferred stock shall be convertible at the option of the holder into shares of common stock at an initial conversion price of $1.50 per share of common stock. The initial conversion price shall be increased quarterly beginning October 1, 1997 by $.0225 such that the original issue price shall increase by $.09 per share each year. In addition, each preferred share shall automatically convert in the event of any of the following:

     o Immediately after the closing bid price of the common stock on the NASDAQ Stock Market exceeds $5.00 per share for a period of twelve consecutive weeks.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

6.       CONVERTIBLE REDEEMABLE PREFERRED STOCK (continued)

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

Redemption Features

         The terms of the preferred stock provide that in the event of a change of control, among other events, the preferred shareholders shall be entitled to receive an amount equal to the sum of $100 and $1.50 per share of Series BB and AA preferred stock, respectively, plus all declared and unpaid dividends, if any, prior to and in preference to any distributions to the holders of common stock. As the preferred stock has conditions for redemption which are not solely within the control of the Company, such preferred stock has been classified outside of shareholders' equity.

7.       SHAREHOLDERS' EQUITY

         In 1999, the Company shareholders' authorized a 1-for-3 reverse stock split. All share and per share amounts in the accompanying financial statements have been restated to give effect to the stock split.

Stock Option Plan

         In 1990, the Company adopted a stock option plan (the "Plan"), which is administered by the Compensation and Stock Option Committee of the Board of Directors. The maximum number of shares that may be issued under the Plan is 708,333. The Board of Directors sets terms and conditions of stock options. Options may be granted at the fair value at the date of the grant as determined by the Board of Directors. Options for a holder of more than 10% of the voting stock of the Company may be granted at not less than 110% of fair market value. Options have a maximum term of ten years or a shorter period as set forth in the option agreement, and generally vest over a four-year period unless otherwise specified. Options granted to a shareholder with 10% or more of the voting stock of the Company have a maximum term of five years.

         A summary of the option activity under the Plan is as follows (in thousands except per share data):

                                                             WEIGHTED AVERAGE
                                               SHARES         EXERCISE PRICE
                                               ------        ----------------

Outstanding, January 1, 1999                     226           $   6.81
Granted                                          210           $   0.95
Canceled                                        (169)          $   6.86
                                               -----
Outstanding, December 31, 1999                   267           $   2.19
Granted                                          208           $   1.03
Canceled or Expired                             (121)          $   4.46
                                               -----
Outstanding, December 31, 2000                   354           $   3.18
                                               =====


         At December 31, 2000, a total of 354,338 shares of the Company's common stock were reserved for future grants under the Plan, and options to purchase 137,814 shares were exercisable.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

7.       SHAREHOLDERS' EQUITY (continued)

         In June 1993, the Company's Board of Directors adopted a Non-Employee Directors' Stock Option Plan (Directors' Plan) covering a total of 158,333 shares of common stock, which provides for a one-time automatic grant of options to purchase 8,333 shares of common stock and annual grants thereafter of options to purchase 3,333 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant. A summary of the stock option activity under the Director's Plan is as follows (in thousands except per share data):

                                                                  WEIGHTED
                                                                   AVERAGE
                                                                  EXERCISE
                                                     SHARES        PRICE
                                                     ------     ------------

Outstanding, January 1, 1999                            87        $    9.06
Granted                                                 13        $    1.80
                                                    ------
Outstanding, December 31, 1999                         100        $    8.10
Granted                                                 13        $    1.19
Canceled or Expired                                     (3)       $   23.64
                                                    ------
Outstanding, December 31, 2000                         110        $    6.79
                                                    ======

         At December 31, 2000, a total of 48,338 shares of the Company's common stock were reserved for future grants under the Directors' Plan, and options to purchase 103,323 shares were exercisable.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2000 (in thousands except per share data):

                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  -------------------------------------------  ----------------------------
                                     WEIGHTED
                                      AVERAGE      WEIGHTED                       WEIGHTED
 RANGE OF            NUMBER          REMAINING     AVERAGE       NUMBER           AVERAGE
 EXERCISE         OUTSTANDING        CONTRACTUAL   EXERCISE    EXERCISABLE        EXERCISE
 PRICES            AT 12/31/00      LIFE (YEARS)    PRICE      AT 12/31/00         PRICE
---------         -------------   --------------  ----------- -------------     -----------
$ 0.95 to $ 2.37      334              5.7          $  1.10       111            $   1.25
$ 2.38 to $ 4.74       17              2.5          $  4.73        17            $   4.73
$ 4.75 to $ 7.12       45              4.9          $  5.59        45            $   5.59
$ 7.13 to $11.86        0              0.0          $  0.00         0            $   0.00
$11.87 to $16.60       33              2.2          $ 13.26        33            $  13.26
$16.61 to $18.98       17              1.7          $ 17.82        17            $  17.82
$18.99 to $23.72       18              3.7          $ 23.68        18            $  23.68
                    -----           ------          -------       ---            --------
$ 0.95 to $23.72      464              5.0          $  4.03       241            $   6.81
                    =====                                         ===


         The weighted average fair value of options granted during 2000 and 1999 was $0.23 and $0.78, respectively.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

7.       SHAREHOLDERS' EQUITY (continued)

Stock Compensation

         The Company applies APB 25 and related Interpretations in accounting for its employee stock options. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 123, the Company's net loss per share would have been increased the proforma amount indicated in the following table (in thousands):

                                                   Years ended
                                                   December 31,
                                              ---------------------
                                               2000          1999
                                               ----          ----
Net loss:
    As reported                               $  (530)     $  (844)
                                              =======      =======
    Pro forma                                 $  (755)     $(1,012)
                                              =======      =======

Basic and diluted loss per share:
    As reported                               $ (0.15)     $ (0,25)
                                              =======      =======
    Pro forma                                 $ (0.22)     $ (0.30)
                                              =======      =======


                                        2000 Option Grants    1999 Option Grants
                                        ------------------    ------------------

Risk-Free Interest Rates                 4.25% to 6.625%        3.88% to 6.13%
Dividend Yield                                  0%                     0 %
Volatility factor of the Company's
common stock                                  180%                    100%
Weighted average expected life
beyond each respective vesting period        1 year                 1 year


8.       RELATED PARTY TRANSACTIONS

         On March 1, 1999, the Company renewed a research and development agreement with Pherin Pharmaceuticals Corporation ("Pherin"), a company related by common shareholders, whereby Pherin supplies HPS with its required synthesized human pheromones and also provides to HPS research and development and scientific public relations services. This renewal has been extended to expire on March 1, 2002. The total expense incurred pursuant to the Company's research and development agreement with Pherin during the fiscal years ended December 31, 2000 and 1999 was $250,000 and $257,000, respectively.

         The Company also retains the consulting services of Dr. David Berliner, a founder and current CEO of Pherin. The total expense incurred to retain Dr. Berliner's services for the fiscal years ended December 31, 2000 and 1999 was $73,000 and $74,000, respectively. The agreement was terminated in November 2000.

         In 1999 the Company retained the marketing and consulting services of Robert Marx, a member of the Company's Board of Directors. Mr. Marx was paid $48,000 in 2000 for his services and $80,000 in 1999. The Company canceled Mr. Marx agreement in July 2000.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

9.       INCOME TAXES

         There was no provision for income taxes for the year ended December 31, 2000 or 1999 as the Company incurred net operating losses for which no benefit was recognized.

         A reconciliation of the effective tax rate and the statutory U.S. federal income tax rates are as follows:

                                                           Years ended
                                                           December 31,
                                                        ------------------
                                                        2000          1999
                                                        -----        -----

Federal tax benefit at the federal statutory rate       $(180)       $(287)
Expiration of net operating losses and other              167         --
Permanent differences                                      (2)          (5)
Increase in valuation allowance                            15          292
                                                        -----        -----
Income tax benefits                                     $--          $--
                                                        =====        =====

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $ 21,344,000. The Company also had federal research and development tax carryforwards of approximately $187,000. The net operating loss and credit carryforwards will expire between 2005and 2020. The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal revenue Code.

         Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

                                                          December 31,
                                                       ------------------
                                                         2000      1999
                                                       -------    -------
         Deferred tax asset:
         Net operating loss carryforward               $ 6,266    $ 6,337
         Research credit carryforward                      187        187
         Reserves and accruals                             190        135
         Other, net                                         64         33
         Valuation allowance for deferred tax assets    (6,707)    (6,692)
                                                       -------    -------
Net deferred tax assets                                $  --      $  --
                                                       =======    =======

         Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $15,000 and $292,000 in 2000 and 1999, respectively. The valuation allowance was established because the Company was not able to determine that is more likely than not that the deferred tax asset will be realized.

10.      STATEMENTS OF CASH FLOWS

         Cash was paid during the years ended December 31, 2000 and 1999 for:

                                               Years ended December 31,
                                              ------------------------
                                              2000                  1999
                                              -----                 ----

                       Income taxes          $ 1,000             $ 1,000
                                             =======             =======

                       Interest              $25,000             $98,000
                                             =======             =======

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

11.      LICENSING ACTIVITIES

     Product Licensing

         On April 24, 2000, HPS signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. ("Niche"), a newly formed affiliate of Northern Brands, Inc. Since 1998, affiliates of Niche had been involved with the sales of these product lines in the United States and several International markets. Under the agreement, Niche will be responsible for the manufacture, marketing, selling and distribution of the REALM and innerREALM products in the United States and Internationally, excluding the Far East. Niche purchased the Company's applicable inventories and pays a royalty on sales of the current products and line extensions, with annual minimums, under the REALM and innerREALM brand names. All such products must contain the Company's patented human pheromone technology. During the term of the agreement, HPS will also sell Niche the pheromone components required for the manufacture of the products. The initial period of the agreement is four years and may be extended with the mutual agreement of the parties for periods of up to ten years. During 2000, the Company received $250,000 in license fees from Niche Marketing, of which $20,000 is included in deferred income at December 31, 2000.

     Technology Licensing

         In December 1998, HPS signed its first agreement to supply Avon Products, Inc with its synthesized human pheromones. Revenues commenced in 1999 and continued in the year 2000. Total revenues from this agreement and others signed in 1999 and 2000 aggregated $666,000 in 2000 and $989,000 in 1999, respectively.