Form 10KSB/A
period 2000-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2001-05-09
CIK 878616

Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
       (MARK ONE)

         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (fee required)

                   For the fiscal year ended December 31, 2000
                                             -----------------

         [   ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934  (no fee required)


                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                -------------------------------------------------
                 (Name of small business issuer in its charter)

               California                                       94-3107202
----------------------------------------                 -----------------------
   (State or other jurisdiction of                          (I.R.S. employee
    incorporation or organization)                          Identification No.)

        84 W. Santa Clara Street,
     Suite 720 San Jose, California                               95113
----------------------------------------                 -----------------------
(Address of principal executive offices)                        (Zip code)

                    Issuer's telephone number: (408) 938-3030
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                              --------------------
                                (Title of class)

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

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                                    PART III

Item 9.  Directors,   Executive   Officers,  Promoters   and   Control  Persons;
         Compliance with Section 16(a) of the Exchange Act

         The executive officers of the Company and their ages as of April 15, 2001 are as follows:

                  Name              Age              Position
                  ----              ---              --------

         William P. Horgan           53              Chairman, Chief Executive
                                                       Officer and Director

         Gregory S. Fredrick         46              Vice President, Finance

                  William P. Horgan was appointed to Chairman of the Board in November 1996 after serving as President, Chief Executive Officer and Director since January 1994, when he joined the Company. From May 1992 to January 1994, he served as Chief Financial and Administrative Officer of Geobiotics, Inc., a biotechnology-based development stage company.

                  Gregory S. Fredrick was appointed Vice President, Finance in June 2000, after serving as Vice President, Controller since October 1998. Prior to joining the Company, Mr. Fredrick spent nearly eight years in the Entertainment industry. From February 1997 to June 1998 he was the Vice President, Controller for a start-up record label/internet company, 911 Entertainment. Mr. Fredrick served in various financial and operations capacities while with Windham Hill Records/BMG Entertainment from April 1990, leaving as Director of Operations in December 1996.

                  The directors of the Company and their ages as of April 15, 2001 are as follows:

         Name                      Age    Principal Occupation
         ----                      ---    --------------------

         William P. Horgan         53     Chairman of the Board of Directors,
                                          Chief Executive Officer and Director

         Bernard I. Grosser, MD    71     Director

         Michael D. Kaufman        60     Director

         Helen C. Leong            73     Director

         Robert Marx               70     Director

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

Item 10. Executive Compensation

         The following table sets forth the total compensation for 2000, 1999 and 1998 of the Chief Executive Officer and each of the other executive officers of the Company whose total salary and bonus for 2000 exceeded
         $100,000 (the "Named Officers").

                                            SUMMARY COMPENSATION TABLE

                                                                                                           Long-Term
                                                                                                         Compensation
         Name and Principal Position                           Annual Compensation                           Award
         ---------------------------                           -------------------                           -----
                                                                                                     Securities Underlying
                                                    Year               Salary            Bonus            Options (#)
                                                    ----               ------            -----            -----------

William P. Horgan                                   2000            $193,000(A)           --                118,000
Chairman of the Board and Chief Executive           1999            $193,000(A)           --                  --
Officer                                             1998            $193,000              --                  --


(A) Mr. Horgan was granted an automobile allowance of $18,000 per year, payable semimonthly, in October 1999.

Option Grants in Last Fiscal Year

         During 2000, 118,000 options were granted to Mr. Horgan at a price of $1.03 per share. None of the Named Officers acquired any shares on exercise of options in 2000. Such options expire six years from the date of grant, and represented 57% of the total options granted in 2000.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

         The following table sets forth certain information concerning the number of unexercised options held as of December 31, 2000 by the Named Officer:

                           Number of Securities         Value of Unexercised
                          Underlying Unexercised       In-the-Money Options at
                          Options at December 31,          December 31, 2000
                                   2000               Exercisable/Unexercisable
                         Exercisable/Unexercisable
      Name                         (#)                         ($)(1)
      ----                         ---                         ------

William P. Horgan               62,829/88,501                $ 0 / $ 0

(1) Assuming a stock price of $0.25 per share, which was the closing price of a Share of Common Stock reported on the NASDAQ National Market on December 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The  following  table  sets forth  certain  information  regarding  the beneficial  ownership of the Company's  Common Stock as of April 1, 2001 by: (i)
each person who is known by the Company to own beneficially  more than 5% of the outstanding  shares  of  Common  Stock;  (ii)  each of the  Company's  executive officers named in the Summary  Compensation  Table;  (iii) each of the Company's directors;  and (iv) by all  directors  and  executive  officers as a group.  In computing the number of Shares beneficially owned by a person and the percentage of ownership of that person,  shares of Common Stock  subject to options held by that person that are  currently  exercisable  or  exercisable  within 60 days of
April 1, 2001 (see notes (1) and (6) for  exceptions)  are  deemed  outstanding.
Such shares,  however,  are not deemed  outstanding for the purpose of computing the percentage  ownership of each other person.  The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially  owned by them,  subject to community  property laws where applicable  and except as  indicated in the other  footnotes to this table.  The percentage of beneficial  ownership is based on 3,429,839 shares of Common Stock outstanding  as of April 1, 2001.  Except as  otherwise  indicated,  the Company believes that the  beneficial  owners of the securities  listed below,  based on information furnished by such owners, have sole investment and voting power with respect to the Common Stock shown as being beneficially owned by them:

    Directors, Nominees, Officers And 5% Stockholders                  Shares Beneficially Owned      Percent Of Class)
-----------------------------------------------------                  -------------------------      -----------------

            William P. Horgan (1)                                               158,663                    4.5%

            Bernard I. Grosser, M.D.(2)                                          96,903                    2.8

            Helen C. Leong(3)                                                    98,039                    2.8

            Michael D. Kaufman(4)                                               387,053                   11.2

            Robert Marx(5)                                                       76,072                    2.2

        All executive officers & directors as a group (5 persons) (6)           816,730                   22.3



(1) Includes 151,330 shares issuable on exercise of outstanding options, of which 62,829 are exercisable

(2) Includes 46,386 shares issuable on exercise of outstanding options.

(3) Includes 46,386 shares issuable on exercise of outstanding options.

(4) Includes 279,166 shares held in the name of partnerships and 33,054 shares issuable on exercise of outstanding options.

(5) Includes 43,053 shares issuable on exercise of outstanding options

(6) Includes 320,209 shares issuable on the exercise of outstanding stock options.

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

                  HPS and Pherin have been parties to a research and development agreement and a supply agreement since 1996. In 2000 under the R & D agreement, HPSI paid to Pherin $250,000 for research and development services. As a result of the initial third party supply agreement entered into in December 1998, the Company required significantly more production of the synthesized human pheromones than were needed in the past. In January 1999, HPS and Pherin contracted with two independent laboratories to manufacture kilogram quantities of the synthesized human pheromones under the direction of scientists working on behalf of the Company and Pherin. One of these laboratories was capable of supplying all of the pheromone needs of the Company in the year 2000.

                  In May 1999, the Company entered into a marketing and business consulting agreement with Robert Marx, one of its directors. The agreement provided for a payment of $2,000 per week for the development of a new line of products to be introduced on the Internet, the development of the Internet site and arranging for potential celebrity endorsement of the new product line. Under this agreement, which is cancelable by the Company with two weeks notice, Mr. Marx received $48,000 during 2000. The product line was completed in 2000 and the agreement with Mr. Marx was cancelled in July 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Human Pheromone Sciences, Inc. has duly caused this Amendment of the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on April 27, 2001.

                                     HUMAN PHEROMONE SCIENCES, INC.

                                     By: /s/ William P. Horgan
                                       ---------------------------------

                                     Name: William P. Horgan
                                           -----------------------------

                                     Title: Chairman of the Board
                                            ----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-KSBhas been signed on behalf of Human Pheromone Sciences, Inc. by the following persons in the capacities and on the dates indicated.

           SIGNATURE                CAPACITY                     DATE
           ---------                --------                     ----

/s/ William P. Horgan               Chief Executive Officer      April 27, 2001
-------------------------------     and Director
William P. Horgan


/s/ Gregory S. Fredrick             Vice President, Finance      April 27, 2001
-------------------------------     (Principal Financial and
Gregory S. Fredrick                 Accounting Officer)


/s/ Bernard I. Grosser              Director                     April 27, 2001
-------------------------------
Bernard I. Grosser, M.D.


/s/ Michael D. Kaufman              Director                     April 27, 2001
-------------------------------
Michael D. Kaufman


/s/ Helen C. Leong                  Director                     April 27, 2001
-------------------------------
Helen C. Leong


/s/ Robert Marx                     Director                     April 27, 2001
-------------------------------
Robert Marx