Form 10QSB
period 2001-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2001-05-15
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001
                                            --------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



                         Commission file number 0-23544

                      HUMAN PHEROMONE SCIENCES, INC.______
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

           California                                           94-3107202
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. employee
 incorporation or organization)                            Identification No.)


 84 West Santa Clara Street, San Jose, California                 95113
--------------------------------------------------       -----------------------
  (Address of principal executive offices)                      (Zip code)


     Issuer's telephone number: (408) 938-3030

              46750 Fremont Boulevard, Suite 200, Fremont, CA 94538
              -----------------------------------------------------
          (Former name or former address, if changed since last report)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of May 5, 2001.

                         HUMAN PHEROMONE SCIENCES, INC.
                                      INDEX
                                                                                                               Page
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
                  and December 31, 2000............................................................................3

                  Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the
                  Three Months Ended March 31, 2001 and 2000.......................................................4

                  Consolidated Statements of Cash Flows (Unaudited) for the Three Months
                  Ended March 31, 2001 and 2000....................................................................5

                  Notes to Consolidated Financial Statements (Unaudited)...........................................6

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations............8

PART II
OTHER INFORMATION

         Item 3. Quantitative and Qualitative Diclosures about Market Risk........................................11

         Item 6. Exhibits and Reports on Form 8-K  ...............................................................12

SIGNATURES........................................................................................................13

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Human Pheromone Sciences, Inc.
                           Consolidated Balance Sheets
                                                                  March 31, December 31,
(in thousands except share data)                                    2001        2000
------------------------------------------------------------      --------    --------
                                                                (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                       $  1,012    $    982
   Accounts receivable, net of allowances at each period               657         754
  Inventories                                                          341         347
  Other current assets                                                 187         105
                                                                  --------    --------
Total current assets                                                 2,197       2,188

Property and equipment, net                                             13          16
                                                                  --------    --------
                                                                  $  2,210    $  2,204
                                                                  ========    ========

Liabilities, Convertible Redeemable Preferred Stock and
Shareholders' Deficiency

Current liabilities:
 Accounts payable                                                 $     90    $     85
 Accrued professional fees                                              62          83
 Accrued vacation                                                       32          24
 Other accrued expenses                                                 67          60
 Deferred income                                                      --            20
                                                                  --------    --------
Total current liabilities                                              251         272
                                                                  --------    --------

Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized,

      Series AA 1,433,333 convertible shares issued and
      outstanding at each date (total liquidation value $2,150)      2,146       2,146
      Series BB 17,448  convertible  shares issued and
      outstanding at each date (total liquidation value $1,745)      1,560       1,560
                                                                  --------    --------
Total convertible redeemable preferred stock                         3,706       3,706
                                                                  --------    --------

Shareholders' deficiency:
    Common stock, no par value, 13,333,333 shares
    authorized, 3,429,839 shares issued and outstanding
    at each date                                                    17,667      17,667
  Accumulated deficit                                              (19,347)    (19,377)
  Foreign currency translation                                         (67)        (64)
                                                                  --------    --------
Total shareholders' deficiency                                      (1,747)     (1,774)
                                                                  --------    --------
                                                                  $  2,210    $  2,204
                                                                  ========    ========

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.

      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)
                                                                   Three months
                                                                   ended March 31,
-----------------------------------------------------------      ------------------
(in thousands except per share data)                              2001       2000
                                                                 -------    -------
Net sales ( including license fees of $325 and $245
    in 2001 and 2000, respectively.)                             $   629    $ 1,533
Cost of goods sold                                                   226        546
                                                                 -------    -------
Gross profit                                                         403        987
                                                                 -------    -------

Operating expenses:
    Research and development                                          85         80
    Selling, general and administrative                              295      1,188
                                                                 -------    -------

Total operating expenses                                             380      1,268
                                                                 -------    -------

Income (loss) from operations                                         23       (281)
                                                                 -------    -------

Other income (expense):
    Interest income (expense)                                          8        (22)
    Other (expense)                                                   (1)        (2)
                                                                 -------    -------
Total other income (expense)                                           7        (24)

                                                                 -------    -------

Net income (loss) available to common shareholders                    30       (305)

Other comprehensive loss - translation adjustment                     (3)        (7)
                                                                 -------    -------

                                                                 $    27    $  (312)
                                                                 =======    =======

                                                                 $   .01    $ (0.09)
                                                                 =======    =======


Weighted average common shares outstanding - basic                 3,430      3,430

Convertible redeemable preferred stock                             1,604       --
                                                                 -------    -------

Weighted average common shares outstanding - diluted               5,034      3,430
                                                                 =======    =======

                         Human Pheromone Sciences, Inc.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                            Three months
                                                           ended March 31,
                                                          ------------------
(in thousands)                                             2001      2000
                                                          -------    -------

Cash flows from operating activities                      $    30    $  (305)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation and amortization                                 3          4
  Changes in operating assets and liabilities:
    Accounts receivable                                        97      1,119
    Inventories                                                 6        329
    Other current assets                                      (82)         5
    Accounts payable and accrued liabilities                  (21)      (634)
                                                          -------    -------
Net cash provided by operating activities                      33        518
                                                          -------    -------

Cash flows from investing activities
  Purchase of property and equipment                         --           (2)
                                                          -------    -------

Cash flows from financing activities
  Proceeds from bank borrowings                              --          150
  Repayment of bank borrowings                               --
  Proceeds from issuance of convertible preferred stock      --          260
                                                          -------    -------
Net cash provided by financing activities                    --          440
                                                          -------    -------

Effect of exchange rate changes on cash                        (3)        (7)
                                                          -------    -------

Net increase in cash and cash equivalents                      30         69
Cash and cash equivalents at beginning of period              982        108
                                                          -------    -------
Cash and cash equivalents at end of period                $ 1,012    $   177
                                                          =======    =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2001

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

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at March 31, 2001 consists of finished goods inventory valued at $247,000, work in process of $16,000, and raw materials of $78,000. At December 31, 2000, these balances were $263,000, $13,000 and
$71,000, respectively.

Income Taxes

         The Company recorded no income tax provision in 2001 due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of March 31, 2001, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,677,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

Capital Stock and Stock Options

         Outstanding options to purchase shares of common stock and potential common shares issuable upon conversion of preferred stock are excluded from the computation of diluted earnings per share since when the average stock price for the period is less than the exercise price of outstanding options or when their effect would be antidilutive.

         During the three months ended March 31, 2001 no common or preferred stock was issued, no common stock options were granted and no issued options were exercised.

2. SUBSEQUENT EVENT

The Company entered into a new three year operating lease agreement for its office facility effective April 1, 2001. The lease provides for initial monthly payments of $5,036, subject to annual minimum increases based on the consumer price index, and the payment of common area maintenance fees. Annual minimum payments required under the lease are as follows:

                  Year ended December 31,
                      2001                      $45,300
                      2002                       60,400
                      2003                       60,400
                      2004                       15,100
                                               --------
                                               $181,200
                                               ========

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

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         During the three months ended March 31, 2001, the Company has sustained its first quarterly operating profit since 1997. Effective May 1, 2000, the Company refocused its business model based on product licensing agreements. While the Company had profitable operations during the first quarter of 2001, there is no assurance that the Company's license based business model will be successful.

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

         The product life cycle of a fragrance can be very short. Changing fashions and fads can dramatically shift consumer preferences and demands. Traditional fragrance companies introduce a new fragrance every year or so. Changing fashions and new products may reduce the chance of creating long term brand loyalty to the REALM and innerREALM product lines.

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

         Upper end department stores face increasing competition by discount perfumeries, drug chains and lower priced department stores for sales of fragrances and cosmetics. To compete, upper end department stores have cut inventories, reduced co-op advertising, and increased promotions. These tactics may force the Company or its distributors to reduce its prices or increase the cost of its promotions.

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

Results of Operations

         On April 24, 2000, the Company signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. ("Niche"), a newly formed affiliate of Northern Brands, Inc. Under the agreement, Niche will be responsible for the manufacture, marketing, selling and distribution of the REALM and innerREALM products in the United States and Internationally, excluding the Far East. Niche purchased the Company's applicable inventories and pays a royalty, with annual minimums, on sales of the current products and line extensions under the REALM and innerREALM brand names. During the term of the agreement, HPS will also sell Niche the pheromone components required for the manufacture of the products. Prior to this agreement, the Company recorded in is financial statements the revenues, costs and expenses directly attributable to the product sales to the U.S. Department stores and held the inventories, recorded the accounts receivable and reflected the accounts payable/accrued expenses attributable to the department store business. Accordingly, the data for the three months ended March 31, 2001 would not include this business while the data for the prior year quarter would reflect the department store operations for the entire periode, making some line-by-line comparisons between both periods difficult.

Three Months ended March 31, 2001 compared to the Three Months ended March 31, 2000

         Net sales and revenues for the first quarter of 2001 were $629,000, representing a decrease of 59% from sales of $1,533,000 for the prior year's quarter. This decrease is due to the absence of sales to the U.S. department stores and selected overseas markets, the business licensed to Niche marketing in April 2000. The sales of pheromones under license agreements increased by 29% to $325,000 in the current year period.

         The $176,000, or 138%, increase in sales to International markets in the current period is a result of the Company's focus on building its REALM business in Southeast Asia. Net sales for the quarters ended March 31, 2001 and 2000 were as follows (in thousands).

                                                    2001              2000
--------------------------------------------------------------------------------
 Markets:
  U.S. Retail & Distributor Markets              $     --        $     1,153
  License and Supply Revenues                          325               252
  International Markets                                304               128
                                                    -------         ---------

  Net Sales                                      $     629       $     1,533
                                                    =======         =========


         Gross profit for the quarter ended March 31, 2001 declined by 59% to $403,000 from $987,000 in the prior year due to the reduced sales volume. As a percentage of sales, gross profit of 64% was comparable with last year of 64%.

         Research and Development expenses for the first quarters of 2001 and 2000 were $85,000 and $80,000, respectively. These costs principally reflect payments and costs under the Company's consulting agreements in this area.

         Selling, general and administrative expenses decreased $893,000 to $295,000 in the first quarter of 2001 from $1,188,000 in the first quarter of 2000. Advertising, selling, and marketing expenses were $870,000 less than the prior year as a result of the license of the U.S. department store business in April 2000. General and administrative costs were $23,000 lower in the current year's quarter, primarily as a result of lower staffing levels.

         The Company earned $8,000 in net interest income in the current year quarter and incurred $22,000 in net interest expense during the first quarter of 2000. The Company had average cash balances of approximately $1,000,000 during the first quarter of 2001, while having outstanding borrowings under its line of credit in the prior year quarter.

         The Company recorded no income tax provision in 2001 due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of March 31, 2001, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,677,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

LIQUIDITY

         At March 31, 2001, the Company had cash of $1,012,000 with no outstanding bank borrowings and working capital of $1,946,000; at March 31, 2000, it had outstanding borrowings of $200,000 against its $3,000,000 line of credit and working capital was $2,002,000. For the first quarter of 2001, net cash generated from operating activities was $33,000. For the first quarter of 2000, net cash generated from operating activities was $518,000.

         Assuming the Company's activities proceed substantially as planned, the Company's current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing.

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

The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, there was no material impact from the adoption of the new standard on January 1, 2001.

         In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

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

Item 3A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk. All of the Company's sales are denominated in U.S. dollars, and as a result the Company has little exposure to foreign currency exchange risk. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                           HUMAN PHEROMONE SCIENCES, INC.

                                           Registrant

Date:  May 11, 2001                        /s/ William P. Horgan
                                           -------------------------------------
                                           William P. Horgan
                                           Chairman and Chief Executive Officer




Date:  May 11, 2001                        /s/ Gregory S. Fredrick
                                           -------------------------------------
                                           Gregory S. Fredrick
                                           Vice President Finance