Form 10QSB
period 2001-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2001-08-14
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001
                                             -------------

       [   ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934  (no fee required)

                         Commission file number 0-23544
                                                -------

                         HUMAN PHEROMONE SCIENCES, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

          California                                        94-3107202
-------------------------------                     -------------------------
(State or other jurisdiction of                         (I.R.S. employee
incorporation or organization)                         Identification No.)


84 West Santa Clara Street, San Jose, California               95113
------------------------------------------------    --------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of August 3, 2001.

                                           HUMAN PHEROMONE SCIENCES, INC.

                                                        INDEX

                                                                                                          Page
                                                                                                          ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
                  and December 31, 2000 ...............................................................    4

                  Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the
                  Three and Six Months Ended June 30, 2001 and 2000 ...................................    5

                  Consolidated Statements of Cash Flows (Unaudited) for the Six Months
                  Ended June 30, 2001 and 2000 ........................................................    6

                  Notes to Consolidated Financial Statements (Unaudited) ..............................    7

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations    8

         Item 3A.  Quantitative and Qualitative Disclosures about Market Risk .........................   12


PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K .....................................................   13

SIGNATURES ............................................................................................   14


                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                                              Human Pheromone Sciences, Inc.
                                              Consolidated Balance Sheets

                                                                                         June 30,     December 31,
(in thousands except share data)                                                          2001           2000
-------------------------------------------------------------                            --------      --------
Assets                                                                                 (unaudited)
Current assets:
  Cash and cash equivalents                                                             $  1,027       $    982
  Accounts receivable, net of allowances of $165,000
   and $125,000 in 2001 and 2000, respectively                                               769            754
  Inventories, net                                                                           352            347
  Other current assets                                                                       172            105
                                                                                        --------       --------
Total current assets                                                                       2,320          2,188

Property and equipment, net                                                                   11             16
                                                                                        --------       --------
                                                                                        $  2,331       $  2,204
                                                                                        ========       ========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                                      $     63       $     85
  Accrued professional fees                                                                   26             83
  Accrued advertising                                                                         13             13
  Accrued vacation                                                                            36             24
  Other accrued expenses                                                                      64             47
  Deferred liability                                                                          55           --
  Deferred revenue                                                                           105             20
                                                                                        --------       --------
Total current liabilities                                                                    362            272
                                                                                        --------       --------
Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized:
     Series AA 1,433,333 convertible shares issued and outstanding
      on each date; total liquidation value $2,150                                         2,146          2,146
     Series BB 17448 convertible shares issued and outstanding
      on each date; total liquidation value $1,745                                         1,560          1,560
                                                                                        --------       --------
  Total convertible redeemable preferred stock                                             3,706          3,706

Shareholders' deficiency:
  Common stock, no par value, 13,333,333 shares authorized,
    3,429,839 shares issued and outstanding on each date.                                 17,667         17,667
  Accumulated deficit                                                                    (19,335)       (19,377)
  Accumulated other comprehensive loss                                                       (69)           (64)
                                                                                        --------       --------
Total shareholders' deficiency                                                            (1,737)        (1,774)
                                                                                        --------       --------

                                                                                        $  2,331       $  2,204
                                                                                        ========       ========

The accompanying notes are an integral part of the consolidated financial statements

                         Human Pheromone Sciences, Inc.

          Consolidated Statements of Operations and Comprehensive Loss
                                   (unaudited)

                                                     Three months ended June 30,     Six months ended June 30,
                                                      -----------------------         -----------------------
(in thousands except per share data)                    2001            2000            2001           2000
                                                      -------         -------         -------         -------
Net revenues                                              559             751           1,188           2,284
Cost of goods sold                                        198             140             424             686
                                                      -------         -------         -------         -------

Gross profit                                              361             611             764           1,598

Operating Expenses:
   Research and development                                81              81             165             161
   Selling, general and administrative                    272             590             569           1,778
                                                      -------         -------         -------         -------

Total operating expenses                                  353             671             734           1,939
                                                      -------         -------         -------         -------
Income (Loss) from operations                               8             (60)             30            (341)

Other income and (expense)
   Interest income (expense)                                8               0              16             (22)
   Other income (expense)                                  (4)              4              (5)              2
                                                      -------         -------         -------         -------
Total other income and (expense)                            4               4              11             (20)
                                                      -------         -------         -------         -------

Net income (loss) available to common shareholders         12             (56)             41            (361)

Other comprehensive loss - translation adjustment          (4)             (3)             (4)            (10)
                                                      -------         -------         -------         -------

Comprehensive income (loss)                           $     8         $   (59)        $    37         $  (371)
                                                      =======         =======         =======         =======

Net income (loss) per common share-basic and
  fully diluted                                       $  --           $  (.02)        $   .01         $  (.11)
                                                      =======         =======         =======         =======

Weighted average common shares outstanding              3,430           3,430           3,430           3,430
                                                      =======         =======         =======         =======


The accompanying notes are an integral part of the consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                            Six months ended June 30,
                                                            -------------------------
(in thousands)                                                 2001       2000
--------------------------------------------------------     -------    -------
Cash flows from operating activities
Net profit (loss)                                            $    41    $  (361)
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                    6          7
  Provision for sales returns and allowances                      40       (300)

  Changes in operating assets and liabilities:
    Accounts receivable                                          (55)     1,165
    Inventories                                                   (5)     1,704
    Other current assets                                         (67)       (11)
    Deferred revenue                                              85        188
 Accounts payable and accrued liabilities                          5     (1,137)
                                                             -------    -------
Net cash provided by operating activities                         50      1,255

Cash flows from investing activities
  Purchase of property and equipment                              (1)        (2)
                                                             -------    -------
Net cash used in investing activities                             (1)        (2)

Cash flows from financing activities
  Proceeds from bank borrowings                                 --          150
  Repayment of bank borrowings                                  --       (1,050)
  Proceeds from issuance of convertible preferred stock         --          310
                                                             -------    -------
Net cash (used in) provided by financing activities             --         (590)

Effect of exchange rate changes on cash                           (4)       (10)
                                                             -------    -------

Net increase in cash and cash equivalents                         45        653
Cash and cash equivalents at beginning of period                 982        108
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 1,027    $   761
                                                             =======    =======


Interest paid                                                $     1    $    24
                                                             =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing, marketing and licensing of consumer products containing synthetic human pheromones as a component. The
Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. In April 2000, the Company licensed the sale of its REALM(R) fragrance products through department stores and specialty stores across the United States and selected international markets to Niche Marketing, Inc. The Company currently sells its REALM fragrance lines through distributors in selected markets in South East Asia, and licenses and sells its human pheromones for inclusion n other Companies products in exchange for supply revenues and/or royalties.

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at June 30, 2001 consists of finished goods inventory valued at $197,000, work in process of $36,000, and raw materials of $119,000. At December 31, 2000, these balances were $263,000, $13,000 and
$71,000, respectively.

Income Taxes

         The Company recorded no income tax provision in 2001 due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of June 30, 2001, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,655,000.

Earnings Per  Share

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding plus, if applicable, the dilutive effect of outstanding stock options.

Capital Stock and Stock Options

         During the three months ended June 30, 2001, common stock options to purchase 18,332 were granted and no issued options were exercised.


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

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         During the six months ended June 30, 2001, the Company has sustained its first quarterly operating profit since 1997. Effective May 1, 2000, the Company refocused its business model based on product licensing agreements. While the Company had profitable operations during the first half of 2001, there is no assurance that the Company's license based business model will be successful.

         The Company and/or Niche Marketing may not be able to effectively compete with larger companies or with new products. The prestige fragrance market is extremely competitive. Many fragrance products are better known than the Company's products and compete for advertising and retail shelf space. Many competitors have significantly greater resources that will allow them to develop and introduce new competing products or increase the promotion of current products.

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

         The current retail environment may cause pricing and promotional pressures. Five companies control the majority of the sales in the U. S. department store arena. Because of their market share, each company will have significant power to determine the price and promotional terms, which the Company and/or its U.S. distributor, Niche Marketing, must meet in order to sell its products in the department stores.

         Upper end department stores face increasing competition by discount perfumeries, drug chains and lower priced department stores for sales of fragrances and cosmetics. To compete, upper end department stores have cut inventories, reduced co-op advertising, and increased promotions. These tactics may force the Company or its distributors to reduce prices or increase the cost of its promotions.

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

         The Company relies upon other companies to manufacture its products. The Company relies upon Pherin Pharmaceuticals, Inc. and other companies to manufacture its pheromones, supply components, and to blend, fill and package its fragrance products. The Company may not be able to obtain or retain pheromones manufacturers, fragrance suppliers, or component manufacturers on acceptable terms. If not, the Company may not be able to obtain commercial quantities of its products. This would adversely affect operating results.

Results of Operations

         On April 24, 2000, the Company signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. ("Niche"), a newly formed affiliate of Northern Brands, Inc. Under the agreement, Niche will be responsible for the manufacture, marketing, selling and distribution of the REALM and innerREALM products in the United States and Internationally, excluding the Far East. Niche purchased the Company's applicable inventories and pays a royalty, with annual minimums, on sales of the current products and line extensions under the REALM and innerREALM brand names. During the term of the agreement, HPS will also sell Niche the pheromone components required for the manufacture of the products. Prior to this agreement, the Company recorded in its financial statements the revenues, costs and expense directly attributable to the product sales to the U.S. Department stores; the Company also maintained inventories, recorded the accounts receivable and reflected the accounts payable/accrued expenses attributable to the department store business. Accordingly, the data for the three and six months ended June 30, 2001 does not include this business while the data for the prior year quarter reflects the department store operations for one month and for four months of the prior year six months, making some line-by-line comparisons between both periods difficult.

Three  Months  ended June 30, 2001  compared to the Three  Months ended June 30,
2000

         Net sales and revenues for the three months ended June 30, 2001 were $559,000, representing a 26% decrease from sales of $751,000 for the prior year's quarter. This increase is due to the absence of sales to the U.S. department stores and selected oversees markets of the Company's REALM fragrances lines, the business licensed to Niche Marketing in April 2000.

         The Components of net revenues for the quarters ended June 30, 2000 and 1999 were as follows (in thousands).

-------------------------------------------------------------------------------
  Markets                                         2001                    2000
-------------------------------------------------------------------------------

  U.S. Retail & Distributor Markets    $           -          $            379
  License and Supply Revenues                      371                     277
  International Markets                            188                      95
                                      -----------------       -----------------
  Net Revenues                         $           559        $            751

         The increase in licensing and supply revenues is primarily a factor of additional sales of pheromones to Niche Marketing for manufacture of the REALM products under license. The growth in the sales to International markets is a factor of our distribution agreements in South East Asia, which were not in effect in the prior year. The year 2000 international sales represented sales to European REALM distributors who are now customers of Niche Marketing.

         Gross profit for the quarter ended June 30, 2001 declined 41% to $361,000 from $611,000 in the prior year due to the reduced sales volume and on-time credits associated with the license to Niche Marketing. As a percentage of sales gross profit declined to 65% of sales as compared with 81% in the prior year period. In the prior year quarter, credits to cost of goods associated with the license to Niche Marketing resulted in a one time occurrence that reduced cost of goods sold and inflated gross profit to an unusually high level.

         Research and Development  expenses were $81,000 in each of the periods.
These  costs  principally   reflect  payments  and  costs  under  the  Company's
consulting agreements with Pherin.

         Selling, general and administrative expenses decreased 54% to $272,000 in the three months ended June 30, 2001 from $590,000 in the period ended June 30, 2000. Selling marketing and advertising accounted for $263,000 of the decrease with all other operational areas spending less $54,000 less in 2001 than in the second quarter of 2000. The reduction in operating expenses is directly related to the Company's decision to license the Realm brand and eliminate the expenses associated with directly to distributing with the department store accounts.

         The income from operations of $8,000 represented a $68,000 improvement from the $60,000 loss incurred in the second quarter of 2000. The Company's licensing of the Realm brand, which was effective May 1, 2000, resulted in reduced net revenues and gross profit, but the significant savings in operating expenses resulted in the favorable variance in operating income.

         The Company incurred interest income of $8,000 during the second quarter of 2001as compared to none in the prior year period. This was a result of higher cash balances and the lack of bank borrowings in the current quarter. During the three months ended June 30, 2001, the Company incurred other expenses of $4,000 as compared with $4,000 generated on the sale of equipment in the prior year.

Six Months ended June 30, 2001 as compared to the Six Months ended June 30, 2000

         Net revenues for the six months ended June 30, 2001 were $1,188,000. This was a 48% decrease from net revenues of $2,284,000 for the first half of 2000. The lack of Realm brand products sales in the United States as a result of the May 1, 2000 effective date of the license agreement with Niche Marketing, accounted for a $1,532,000 reduction. License and supply revenues increased by $167,000 for the first six months of 2001 to $696,000 as a result of increased licensing and supply activities. Sales in International markets increased by 120% to $492,000 as a result of the Company's efforts to open the South East region to REALM fragrances, especially the success of the Japanese market.

         Net sales for the six months ended June 30, 2001 and 2000 were as follows:

-----------------------------------------------------------------------------
  Markets                                     2001                      2000
-----------------------------------------------------------------------------

  U.S. Markets                     $           -             $         1,532
  License and Supply Revenues                  696                       529
  International Markets                        492                       223
                                   ----------------          ----------------
  Net Sales                        $         1,188           $         2,284


         Gross profit for the first half of 2001 declined 52% to $764,000 from $1,598,000 in 2000. The decrease is the result of reduced sales volume and one-time credits associated with the license to Niche Marketing in May 2000. Gross profit as a percentage of revenues decreased to 64% compared to 70% in 2000, also reflecting the impact of the more profitable license and supply business offset by the one-time credit associated with the Niche license agreement in 2000.

         Research and Development expenses for the first half of 2001 and 2000 were $165,000 and $161,000, respectively, and are principally comprised of payments under the Company's contract with Pherin Corporation.

         The Company generated income from operations of $30,000 as compared to a loss of $341,000 in the first half of 2000. The Company's licensing of the Realm brand has resulted in reduced net revenues offset by savings in operating expenses that have eliminated the operating losses. The unprofitable department store sales channel has been replaced with a minimum royalty revenue source.

         The Company's cash balances generated $16,000 in net interest income during the first half of 2001, as compared to $22,000 net interest expense in 2000 due to the repayment of the credit line borrowings in April 2000 and positive cash in the first half of 2001. Miscellaneous expense of $5,000 was incurred in 2001 as compared with $2,000 of miscellaneous income in the same period of 2000.


LIQUIDITY

         At June 30, 2001, the Company had no outstanding bank borrowings, and cash balances of $1,027,000, an increase of $45,000 compared to the balance of $982,000 at December 31, 2000. Working capital increased to $1,958,000 at June 30, 2001 from $1,916,000 at December 31, 2000.

         Assuming the Company's activities proceed as planned, the Company's cash proceeds from license revenues and anticipated revenues from product sales should be adequate to meet its working capital needs over the next twelve months. Working capital requirements will primarily be for research, product development and administrative costs.

         Additional working capital may be required should the Company fail to generate new products or new license revenues. Furthermore, additional working capital may be required should the Company experience a greater than planned success with its products, potential products, and research funding requirements. Funds would be needed for inventory, accounts receivable financing and staffing purposes. If the Company fails to achieve revenues from its 2001 marketing efforts, or if product development proves to be more capital intensive than planned, the Company may require additional funding.


RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS NO. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulleting ("ABP") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

         In July 2001, the FASB issued SFAS No, 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

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

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Report on Form 8-K dated June 15, 2001.
         (b) Report on Form 8-K dated June 29, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                      HUMAN PHEROMONE SCIENCES, INC.
                                      Registrant




Date:  August 13, 2000                /s/ William P. Horgan
                                      ------------------------------------------
                                      William P. Horgan
                                      Chairman and Chief Executive Officer




Date:  August 13, 2000                /s/ Gregory S. Fredrick
                                      ------------------------------------------
                                      Gregory S. Fredrick
                                      Vice President Finance