Form 10QSB
period 2001-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2001-11-13
CIK 878616

HORGAN DRAFT OF NOVEMBER 5 W/SLGG CHANGES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarter ended September 30, 2001

         [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

           California                                        94-3107202
----------------------------------                  ----------------------------
(State or other jurisdiction of                          (I.R.S. employee
 incorporation or organization)                         Identification No.)


84 West Santa Clara Street, San Jose, California               95113
------------------------------------------------    ----------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of November 2, 2001.

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
                  and December 31, 2000............................................................................ 4

                  Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the
                  Three and Nine Months Ended September 30, 2001 and 2000.......................................... 5

                  Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
                  Ended September 30, 2001 and 2000................................................................ 6

                  Notes to Consolidated Financial Statements (Unaudited)........................................... 7

         Item 2.  Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations...........  9

         Item 3A. Quantitative and Qualitative Disclosures about Market Risk ..................................... 13

PART II
OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K................................................................ 14

SIGNATURES........................................................................................................ 15

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                         Human Pheromone Sciences, Inc.
                           Consolidated Balance Sheets

                                                                          September 30,                December 31,
(in thousands except share data)                                               2001                        2000
----------------------------------------------------------------------   -----------------            --------------
Assets                                                                     (unaudited)
Current assets:
  Cash and cash equivalents                                                   $  1,092                    $    982
  Accounts receivable, net of allowances of $132,000
   and $125,000 in 2001 and 2000, respectively                                     931                         754
  Inventories, net                                                                 452                         347
  Other current assets                                                              84                         105
                                                                              --------                    --------
Total current assets                                                             2,559                       2,188

Property and equipment, net                                                         10                          16
                                                                              --------                    --------
                                                                              $  2,569                    $  2,204
                                                                              ========                    ========
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                            $    220                    $     85
  Accrued professional fees                                                         35                          83
  Accrued advertising                                                               13                          13
  Accrued vacation                                                                  40                          24
  Other accrued expenses                                                            65                          47
  Deferred revenue                                                                 210                          20
                                                                              --------                    --------
Total current liabilities                                                          583                         272
                                                                              --------                    --------

Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized:
    Series AA 1,433,333 convertible shares issued and outstanding
     on each date; total liquidation value $2,150                                2,146                       2,146
    Series BB 17448 convertible shares issued and outstanding
     on each date; total liquidation value $1,745                                1,560                       1,560
                                                                              --------                    --------
  Total convertible redeemable preferred stock                                   3,706                       3,706

Shareholders' deficiency:
  Common stock, no par value,  13,333,333 shares
    authorized,  3,429,839 shares
    issued and outstanding on each date                                         17,667                      17,667
  Accumulated deficit                                                          (19,319)                    (19,377)
  Accumulated other comprehensive loss                                             (68)                        (64)
                                                                              --------                    --------
Total shareholders' deficiency                                                  (1,720)                     (1,774)
                                                                              --------                    --------
                                                                              $  2,569                    $  2,204
                                                                              ========                    ========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                         Human Pheromone Sciences, Inc.

          Consolidated Statements of Operations and Comprehensive Loss
                                   (unaudited)


                                                      Three months ended   Nine months ended
                                                        September 30,        September 30,
                                                      -----------------    ------------------
(in thousands except per share data)                    2001      2000      2001       2000
                                                      -------   -------    -------    -------
Net revenues                                              724       501      1,912      2,785
Cost of goods sold                                        277       170        701        856
                                                      -------   -------    -------    -------
Gross profit                                              447       331      1,211      1,929

Operating Expenses:
   Research and development                                86        80        251        241
   Selling, general and administrative                    352       330        921      2,108
                                                      -------   -------    -------    -------

Total operating expenses                                  438       410      1,172      2,349
                                                      -------   -------    -------    -------

Income (Loss) from operations                               9       (79)        39       (420)

Other income and (expense)
   Interest income (expense)                                7         6         23        (16)
   Other income (expense)                                   1        (6)        (4)        (4)
                                                      -------   -------    -------    -------
Total other income and (expense)                            8      --           19        (20)
                                                      -------   -------    -------    -------

Net income (loss) available to common shareholders         17       (79)        58       (440)

Other comprehensive loss - translation adjustment        --         (18)        (4)       (28)
                                                      -------   -------    -------    -------

Comprehensive income (loss)                           $    17   $   (97)   $    54    $  (468)
                                                      =======   =======    =======    =======

Net income (loss) per common share-basic and  fully
diluted                                               $  --     $  (.02)   $   .02    $  (.13)
                                                      =======   =======    =======    =======

Weighted average common shares outstanding              3,430     3,430      3,430      3,430
                                                      =======   =======    =======    =======


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                         Human Pheromone Sciences, Inc.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                             Nine months ended
                                                              September 30,
                                                            -------------------
(in thousands)                                                2001       2000
-------------------------------------------------------     -------    -------
Cash flows from operating activities
Net profit (loss)                                           $    58    $  (440)
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                   7         10
  Provision for sales returns and allowances                      7       (284)

  Changes in operating assets and liabilities:
    Accounts receivable                                        (184)     1,366
    Inventories                                                (105)     1,936
    Other current assets                                         21        (15)
    Deferred revenue                                            190         94
 Accounts payable and accrued liabilities                       121     (1,289)
                                                            -------    -------
Net cash provided by operating activities                       115      1,378

Cash flows from investing activities
  Purchase of property and equipment                             (1)       (15)
                                                            -------    -------
Net cash used in investing activities                            (1)       (15)

Cash flows from financing activities
  Proceeds from bank borrowings                                --          150
  Repayment of bank borrowings                                 --       (1,050)
  Proceeds from issuance of convertible preferred stock        --          410
                                                            -------    -------
Net cash (used in) provided by financing activities            --         (490)

Effect of exchange rate changes on cash                          (4)       (28)
                                                            -------    -------

Net increase in cash and cash equivalents                       110        845
Cash and cash equivalents at beginning of period                982        108
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 1,092    $   953
                                                            =======    =======

Interest paid                                               $     3    $    24
                                                            =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                               September 30, 2001

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

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at September 30, 2001 consists of finished goods inventory valued at $199,000, work in process of $36,000, and raw materials of $217,000. At December 31, 2000, these balances were $263,000, $13,000 and $71,000, respectively.

Income Taxes

         The Company recorded no income tax provision in 2001 due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of September 30, 2001, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,655,000.

Earnings Per  Share

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding plus, if applicable, the dilutive effect of outstanding stock options.

Capital Stock and Stock Options

         During the three months ended September 30, 2001, no common stock options were granted and no issued options were exercised.

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

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         During the nine months ended September 30, 2001, the Company has sustained its first quarterly operating profits since 1997. Effective May 1, 2000, the Company refocused its business model based on product licensing agreements. While the Company had profitable operations during the first nine months of 2001, there is no assurance that the Company's license based business model will be successful.

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

Results of Operations

         On April 24, 2000, the Company signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. ("Niche"), a newly formed affiliate of Northern Brands, Inc. Under the agreement, Niche will be responsible for the manufacture, marketing, selling and distribution of the REALM and innerREALM products in the United States and Internationally, excluding the Far East. Niche purchased the Company's applicable inventories and pays a royalty, with annual minimums, on sales of the current products and line extensions under the REALM and innerREALM brand names. During the term of the agreement, HPS will also sell Niche the pheromone components required for the manufacture of the products. Prior to this agreement, the Company recorded in its financial statements the revenues, costs and expense directly attributable to the product sales to the U.S. Department stores; the Company also maintained inventories, recorded the accounts receivable and reflected the accounts payable/accrued expenses attributable to the department store business. Accordingly, the data for the three and nine months ended September 30, 2001 and the quarter ended September 30, 2000 does not include this business while the data for the prior years nine months reflects the department store operations for four months of the nine month period, making some line-by-line comparisons between both periods difficult.


Three Months ended September 30, 2001 compared to the Three Months ended September 30, 2000

          Net sales and revenues for the three months ended September 30, 2001 were $724,000, representing a 45% increase from sales of $501,000 for the prior year's quarter. This increase is due an increase in both pheromone sales and in the sales of REALM fragrances lines to the oversees markets that the Company's retained in its license agreement with Niche Marketing.

         The Components of net revenues for the quarters ended September 30, 2001 and 2000 were as follows (in thousands).

--------------------------------------------------------------------------------
Markets                                             2001            2000
--------------------------------------------------------------------------------

  U.S. Retail & Distributor Markets              $      5         $     55
  License and Supply Revenues                         455              281
  International Markets                               264              165
                                                 --------         --------
  Net Revenues                                   $    724         $    501


         The increase in licensing and supply revenues is primarily a factor of additional sales of pheromones to Niche Marketing for manufacture of the REALM products under license. The growth in the sales to International markets is a factor of our distribution agreements in South East Asia, which were not in effect in the prior year.

The year 2000 international sales included sales to European REALM distributors who are now customers of Niche Marketing.

         Gross profit for the quarter ended September 30, 2001 increased 35% to $447,000 from $331,000 in the prior year due to the increased revenue. As a percentage of sales gross profit declined to 62% of sales as compared with 66% in the prior year period. The decrease is due to higher costs associated with the sale of REALM products to the South East Asia markets.

         Research and Development expenses were $86,000 in the quarter ending September 30, 2001 and $80,000 for the quarter ending September 31, 2000. These costs principally reflect payments and costs under the Company's consulting agreements with Pherin.

                   Selling, general and administrative expenses increased 7% to $352,000 in the three months ended September 30, 2001 from $330,000 in the period ended September 30, 2000. Distribution and facilities spending decreased by $26,000, while general and administrative expenses spending increased by $48,000 in 2001. An additional reserve of $86,000 was established in the quarter for department store receivables that we have not been able to collect since the licensing of the REALM product lines to Niche Marketing. We are continuing our collection efforts and any recoveries will be recorded at that time of receipt.

         The income from operations of $9,000 represented an $88,000 improvement from the $79,000 loss incurred in the third quarter of 2000. The Company's licensing of the Realm brand, which was effective May 1, 2000, resulted in reduced net revenues and gross profit, but the significant savings in operating expenses resulted in the favorable variance in operating income.

         The Company incurred interest income of $7,000 during the third quarter of 2001 as compared to $6,000 in the prior year period. While cash balances were higher, the effective interest rate paid was lower in the current year.

Nine Months ended September 30, 2001 as compared to the Nine Months ended September 30, 2000

         Net revenues for the nine months ended September 30, 2001 were $1,912,000. This was a 31% decrease from net revenues of $2,785,000 for the first nine months of 2000. The lack of Realm brand products sales in the United States as a result of the May 1, 2000 effective date of the license agreement with Niche Marketing, accounted for a $1,532,000 reduction. License and supply revenues increased by $306,000 for the first nine months of 2001 to $1,116,000 as a result of increased licensing and supply activities. Sales in International markets increased by 95% to $755,000 as a result of the Company's efforts to open the South East region to REALM fragrances, especially the success of the Japanese market.

         Net sales for the nine months ended September 30, 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
Markets                                             2001            2000
--------------------------------------------------------------------------------

  U.S. Retail & Distributor Markets              $       41         $  1,587
  License and Supply Revenues                         1,116              810
  International Markets                                 755              388
                                                 ----------         --------

  Net Sales                                      $    1,912         $  2,785


         Gross profit for the first nine months of 2001 declined 42% to $1,211,000 from $1,929,000 in 2000. The decrease is the result of reduced sales volume and one-time credits associated with the license to Niche Marketing in May 2000. Gross profit as a percentage of revenues decreased to 63% compared to 69% in 2000 reflecting the impact of the larger gross margin retail product sales (which excludes all sales and marketing expenses) versus the more profitable license and supply business.

         Research and Development expenses for the first nine months of 2001 and 2000 were $251,000 and $241,000, respectively, and are principally comprised of payments under the Company's contract with Pherin Corporation.

         Selling, general and administrative expenses dropped to $921,000 in the nine months of 2001, a 56% reduction from the $2,108 reflected in the nine months of last year. All categories of spending decreased, primarily as a result of the licensing of the Company's REALM fragrance business in the New United States and abroad.

         The Company generated income from operations of $39,000 as compared to a loss of $420,000 in the first nine months of 2000. The Company's licensing of the Realm brand has resulted in reduced net revenues offset by savings in operating expenses that have eliminated the operating losses. The unprofitable department store sales channel has been replaced with a minimum royalty revenue source.

         The Company's cash balances generated $23,000 in net interest income during the first nine months of 2001, as compared to $16,000 net interest expense in 2000 due to the repayment of the credit line borrowings in April 2000 and positive cash in the first nine months of 2001. Miscellaneous expense of $4,000 was incurred in both 2001 and 2000.


LIQUIDITY

         At September 30, 2001, the Company had no outstanding bank borrowings, and cash balances of $1,092,000, an increase of $110,000 compared to the balance of $982,000 at December 31, 2000. Working capital increased to $1,976,000 at September 30, 2001 from $1,916,000 at December 31, 2000.

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


         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

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


                                      HUMAN PHEROMONE SCIENCES, INC.
                                      Registrant




Date:  November 9, 2001               /s/ William P. Horgan
                                      -----------------------------------------
                                      William P. Horgan
                                      Chairman and Chief Executive Officer




Date:  November 9, 2001               /s/ Gregory S. Fredrick
                                      -----------------------------------------
                                      Gregory S. Fredrick
                                      Vice President Finance