Form 10KSB
period 2001-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2002-03-29
CIK 878616

Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

     [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

                   For the fiscal year ended December 31, 2001
                                             -----------------

     [   ]       TRANSITION  REPORT UNDER SECTION  13 OR A5(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934  (no fee required)


                         Commission file number 0-23544
                                     -------

                         HUMAN PHEROMONE SCIENCES, INC.
                -------------------------------------------------
                 (Name of small business issuer in its charter)

            California                                  94-3107202
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. employee Identification No.)
  incorporation or organization)

84 W Santa Clara St. ,  Suite 720 San Jose, California           95113
------------------------------------------------------  ------------------------
      (Address of principal executive offices)                 (Zip code)

                    Issuer's telephone number: (408) 938-3030

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                ----------------
                                (Title of class)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for its  most  recent  fiscal  year.  $2,500,000
                                                                      ----------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $ 533,595
(1)


(1) Excludes 465,420 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at February 21, 2002 based on a closing bid price on that day of $0.18 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares  outstanding of each of the issuer's  classes of
common  equity,  as  of  the  latest  practicable  date.   1,451,492  shares  of
convertible preferred stock, 3,429,839 shares of common stock.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference into Part III of this Form 10-KSB Report: the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders (the "Proxy Statement").

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


Item 1.           Description of Business

Introduction

     The Company, a California corporation, was founded in 1989 as EROX Corporation to develop and market a broad range of consumer products containing human pheromones as a component. On May 29, 1998, the shareholders of the Company voted to change the name of the Company to Human Pheromone Sciences, Inc. The Company believes that human pheromone research funded by the Company presents an opportunity to create and market an entirely new category of pheromone-based fragrances and toiletry products, as well as other types of consumer products. The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing a new category of consumer products that could significantly change the consumer accepted standard for products containing a fragrance component and for cosmetic treatment products.

     Pheromones are chemical substances known to stimulate species-specific biological responses in animals. For eleven years, scientists and advisors engaged by Human Pheromone Sciences, Inc. ("HPS") have studied the functions and characteristics of human pheromones.

     The human pheromones included as a component of and as a fixative for the Company's fragrance products have been manufactured for the Company by Pherin Pharmaceuticals, Inc. The manufacturing process for human pheromones begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process originally performed for the Company by Pherin at its laboratories in Salt Lake City, Utah. In early 1999, in response to the need for significant increases in production. the Company engaged the services of an independent consultant and an independent chemical laboratory to manufacture the pheromones. During 2000 and 2001, an independent laboratory has manufactured such pheromones under the direction of a consultant of HPS and Pherin scientists. All the steps in the manufacturing process are standard chemical laboratory procedures. The manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

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

The HPS Products

     Products.  The Company  operates  in one  business  segment  and  initially marketed three fragrances, REALM(R) Women, REALM(R) Men and inner REALM(R). These products are sold by the Company through independent distributors in selected markets in South East Asia (Japan, Hong Kong and China). In April 2000 the Company licensed the rights to sell these products in all parts of the world, excluding South East Asia, to Niche Marketing, Inc. (See "Markets and Competition"). These "proof-of-concept" products include a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, deodorant, talc, soap and body cream. The Company's fragrances are supplied by recognized leaders in the worldwide fragrance business. All of the Company's products contain the Company's synthesized human pheromones as a component of the fragrance.

     In 1999, the Company developed a new line of fragrance and toiletry products containing synthesized human pheromones for men and women under the trademark Natural Attraction(R). The Company introduced these products via a new website, naturalattraction.com, in 2000. At the end of 2000, the company hosting this website went out of business and the site was not operational until another host was selected in March 2001. Initial commercialization of this line of products will be through the web and other direct marketing channels in the United States. The Company primarily promotes the website by placing banner ads on other sites and by selling to selective small perfume retailers on the web. The Company plans to accelerate its promotion of the Natural Attraction line in 2002.

     Research. Pheromones are chemical substances known to stimulate species-specific biological responses in animals. The study of the uses, effects and advantages of human pheromones is in its infancy, but abstracts from presentations of two recent studies performed at leading research universities reveal new information regarding the beneficial effects of human pheromones. Most interestingly, these studies reveal new information regarding the biological pathways human pheromones traverse in the body. Publication of these findings continued in 2000 and in 2001, and the Company expects further interest in its patented technology as the result of these studies and others undertaken in 2001 and continuing in 2002.

     Scientists working on behalf of HPS have identified and synthesized several naturally occurring human pheromones. One combination of pheromones shows a measurable response in women and another a comparable response in men. HPS has also developed the capability to manufacture commercial quantities of these naturally occurring substances. HPS intends to continue basic pheromone research as applied to fragrances and ancillary products. For the years ended December 31, 2001 and 2000, research and development expense totaled $335,000 and $328,000, respectively. Since its inception through

December 31, 2001, the Company has incurred $4,959,000 in research and development related expenses.

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

     To further reduce its dependence on a single market, the Company sought to increase its non-U.S. distribution. Between 1995 and 1999, HPS entered into distribution agreements for the sale of REALM fragrances and toiletries in selected Middle East markets, including Saudi Arabia and the Gulf States, selected Duty Free markets in the Caribbean, South America and on the Mexican and Canadian borders, Switzerland, Spain/Portugal and China.

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

     On September 14, 2000, the Company entered into a Distribution Agreement with Fits Corporation K.K., a Japanese wholesaler of consumer products for the Company's REALM Women and REALM Men Brands. Under this agreement, as amended on March 12, 2001, Fits obtained the exclusive distribution rights for the brands in Japan for a three-year initial term, providing certain annual minimum purchases are made by Fits. The agreement may be extended with the mutual agreement of both parties. Fits exceeded the minimum purchase requirements for 2001.

     On March 23, 2001, the Company signed a Distribution Agreement with Fits Corporation K.K. granting Fits the exclusive distribution rights to the Company's innerREALM(R) fragrance in Japan. The terms of this additional agreement are similar to the agreements signed with Fits for the REALM brands.

     Also during 2001, the Company signed a Distribution Agreement for its REALM and innerREALM brands in the Hong Kong market.

     On March 7, 2002, the Company and Niche Marketing, Inc. entered into an Amendment to the License Agreement and a Settlement Agreement under which the Company regained the rights to manufacture Realm products for sale to its Southeast Asia Distributors, repurchased the rights to sell Realm products in an Asian market previously licensed to Niche, released Niche from its obligation to manufacture REALM products for sale to the Company and withdrew a breach of contract notice against Niche in connection with Niche's failure to deliver product. In addition, Niche agreed to be responsible for any product returns or requests for credit for destroyed products by department stores.

     The Company's direct foreign sales represented approximately 46% and 17% of net revenue during 2001 and 2000, respectively. Expansion into Southeast Asia will continue to be a focus of HPS. The Company is very conscious of the fact that numerous brands of prestige fragrances have suffered immeasurable harm due to diversion by gray marketers. While realizing that certain levels of such diversion are inevitable, the Company hopes to curtail the risk of its REALM products being diverted back into the U.S. by gray market discounters by selecting duty free partners who purchase realistic quantities for sale in the regions they service. Such distribution agreements are subject to cancellation if significant diversion occurs.

Technology Licensing and Supply Agreements

     One of the strategic objectives of the company is to expand the use of its patented human pheromone technology by working closely with consumer products companies who are leaders in their particular markets. In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones. Revenues commenced in 1999 and continued in 2000 and 2001. Total revenues from this agreement and others aggregated $790,000 in 2001 and $666,000 in 2000, respectively. HPS is also in supply and /or licensing discussions with other companies in several consumer products fields and markets. Revenues from the agreement with Niche Marketing are not included in these amounts since this is considered a product licensing and not a technology licensing agreement.

During 2001, three companies represented 36%, 31% and 18% of the Company's net sales and revenues. During 2000, three companies comprised 27%, 19% and 13% of the Company's net sales.


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

     In October 2000, the Company signed a License Agreement with Pherin Pharmaceuticals, Inc. under which the Company was granted a license to a new vomeropherin compound developed by Pherin researchers. An initial study completed in 2001 showed promising results and the Company is now seeking outside sources of grants to continue consumer studies of this new compound. Under this Agreement, the Company paid Pherin $50,000 upon signing and has agreed to pay royalties based upon future sales by the Company or any of its licensees. The license has no expiration date.

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

Employees

     At March 1, 2002, the Company had three full-time employees and one part-time employee. In addition, the Company retains consultants to provide advice in the areas of sales and marketing, public relations, advertising, product safety testing, regulatory compliance, MIS and product development. The Company also has access to scientific and professional consultants, some of whom are retained directly by Pherin Pharmaceuticals, Inc., and who undertake projects for the Company by virtue of the Company's agreement with Pherin. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees and consultants to be good.

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

     The Company and Pherin are parties to an agreement under which Pherin will supply HPS with its reasonable requirements of human pheromones and will make available to HPS the basic manufacturing technology. At any time after January 31, 1996, rather than supply human pheromones to HPS, Pherin may instead elect to provide to the Company all manufacturing technology in its possession that it has not previously supplied to HPS. Through 1998 only small quantities of human pheromones, which could be produced in a laboratory environment, were required for its fragrance and ancillary products. As a result of the initial third party supply agreement entered into in December 1998, the Company required significantly more production of the synthesized human pheromones than were needed in the past. In January 1999, HPS and Pherin contracted with two independent laboratories to manufacture kilogram quantities of the synthesized human pheromones under the direction of scientists working on behalf of the Company and Pherin. HPS received initial quantities primarily from these independent laboratories commencing March 1999. During 2000 and 2001, only one of these manufacturers was needed to furnish all of the Company's human pheromone requirements. The Company does not believe that it would be economically feasible to establish its own manufacturing facilities since synthesized human pheromones are available from chemical laboratories that now have experience in the preparation of these compounds.

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


Item 2.   Description of Property


     The Company presently occupies a 1,767 square feet of space for its headquarters offices in San Jose, California., pursuant to a lease signed on March 5, 2001 that expires March 31, 2004. The minimum annual rental is $60,431, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area. Commencing in February 2001, the Company leases storage space in Fremont, California on a month-to-month basis for approximately $0.75 per square foot.

     The Company previously occupied approximately 2,700 square feet of office and space for its headquarters in Fremont, California, pursuant to a sublease that expired on March 31, 2001. The base rent was approximately $10,125 through the expiration date of March 31, 2001. Total rent expense was increased by the Company's proportional share of any escalation related to taxes, common area charges and outside maintenance incurred by the complex in which the facility is located. The Company leased between 2,000 and 8,000 square feet of warehousing and distribution space, at a cost of $0.60 per square foot, from an independent company under a fulfillment agreement cancelable with 90 days notice. Such lease was cancelled in February 2001.

     During the year ended December 31, 2001, the Company incurred $124,722 in net rent expense and related charges for these facilities.


Item 3.   Legal Proceedings

         Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is quoted on the NASDAQ Bulletin Board under the symbol EROX OB. As of March 1, 2002, there were approximately 300 holders of record of the Company's Common Stock. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held by nominees in "Street Name". Set forth below is the high and low bid information for the Company's Common Stock on the NASDAQ Bulletin Board or the NASDAQ Small-Cap Market as reported by Nasdaq-Amex Online during each of the four calendar quarters of 2001 and 2000.

                                               HIGH                     LOW
                                               ----                     ---

         2001
         First quarter                      $  0.75                    $ 0.19
         Second quarter                     $  0.60                    $ 0.25
         Third quarter                      $  0.55                    $ 0.18
         Fourth quarter                     $  0.39                    $ 0.18

         2000
         First quarter                      $  2.50                    $ 0.75
         Second quarter                     $  3.03                    $ 1.00
         Third quarter                      $  1.36                    $ 1.00
         Fourth quarter                     $  1.06                    $ 0.16

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On April 24, 2000, the Company signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. ("Niche"), a newly formed affiliate of Northern Brands, Inc. Under the agreement, Niche is responsible for the manufacture, marketing, selling and distribution of the REALM and innerREALM products in the United States and internationally, excluding the Far East. Niche purchased the Company's applicable inventories and pays a royalty, with annual minimums, on sales of the current products and line extensions under the REALM and innerREALM brand names. During the term of the agreement, HPS will also sell Niche the pheromone components required for the manufacture of the products. Prior to this agreement, the company recorded in its financial statements the revenues, costs and expenses directly attributable to the product sales to the U.S. Department stores and held the inventories, recorded the accounts receivable and reflected the accounts payable/accrued expenses attributable to the department store business. Accordingly, the data for the year 2000 includes this business through April 30, 2000 while the data for the year 2001 reflects an entire year of operations without any U.S. Department store or secondary market sales in the United States, thereby making some line-by-line comparisons between both years difficult.

     Year ended December 31, 2001 compared with the year ended December 31, 2000

     Net sales and revenues for the year ended December 31, 2001 were $2,500,000 compared to $3,239,000 for the prior year. Included in the year 2000 are $1,877,000 of sales of Realm and innerREALM products that were licensed to Niche Marketing effective May 1, 2000. As such, on a comparable, continuing business basis, net sales for the year ended December 31, 2001 increased by $1,088,000 from $1,362,000 in 2000, an 80% growth. The Company received revenues from sales and licensing of its patented human pheromone technology and royalties from the license of its REALM and innerREALM product lines aggregating approximately $ 1,276,0000 and $907,000 for the years ended December 31, 2001 and 2000, respectively. Sales to distributors in South East Asia of the Company's core brands were $1,155,000 and $446,000 for the years ended December 31, 2001 and 2000, respectively.

     Gross margin in 2001 represented 61% of sales as compared with 67% in the prior year. The decrease is attributable to the increased sales to international accounts that bear lower prices than sales to department stores included in the prior year margin; however, virtually all of the gross profit generated from distributor sales becomes operating profit since no promotional spending is required by the Company. In future years, increasing distributor sales may reduce gross margin, but operating income will increase as a percentage of sales as a result of the elimination of promotional expenses. Increases in future licensing fees will have a positive effect on gross profit and related margin, since these fees have no costs associated with them.

     Research and development costs increased slightly in 2001 to $335,000 from the $328,000 incurred in the prior year. The majority of such expenditures result from contractual payments made to Pherin Corporation under our Research and Development agreement with them and consulting fees.

     Selling, general and administrative expenses declined 49% to as compared with 2000. This $1,159,000 reduction in spending is attributable to operating the entire year under the license agreement noted above, which eliminated the need for promotional spending associated with the U.S. department store business. The prior year results bore four months of such promotional spending prior to the signing of the License Agreement with Niche. Sales, marketing and distribution expenses declined $1,210,000, while other administrative expenses grew by $51,000.

     Other income increased by $33,000 to $26,000 from a net expense of $7,000 in 2000, which was primarily a result of the elimination of bank borrowings in May 2000 and interest received from investments for the entire 2001 year.

     The Company recorded no income tax provision in either 2001 or 2000 due to the net operating losses generated, or the utilization of net losses carried forward from prior years.

     As of December 31, 2001 the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward, was approximately $6,220,000. However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine whether its realization was more likely than not.


Seasonality

     Sales in the fragrance industry are generally seasonal with sales higher in the second half of the year because of the Holiday period. This seasonality could cause a significant variation in the Company's quarterly operating results and recognition of royalty revenues on sales of licensees and from the Company's own sales efforts in South East Asia.


Liquidity

     At December 31, 2001, the Company had cash and cash-equivalents of $1,355,000, working capital of $1,879,000, and no bank borrowings outstanding. These balances at December 31, 2000 were $982,000 and $1,866,000, respectively with no bank borrowings outstanding. Net cash provided by operating activities was $378,000 for the year ended 2001 as compared with $1,443,000 for the year ended December 31, 2000. The cash provided from operations for 2000 was $1,065,000 greater than in 2001 and is attributed to the May 1, 2000 licensing of the REALM and innerRealm brands. Upon licensing the REALM and innerRealm brands the Company had significant one-time decreases in accounts receivables and inventories, offset by a decrease in accounts payable and accrued expenses as the Company exited the direct manufacturing and selling of the Realm and innerRealm brands in most of the world. Issuance of convertible preferred stock to a long-term investor in the amount of $410,000 in 2000 partially offset the $900,000 cash used to pay off bank borrowings.

     The Company's Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California ("the Bank") expired on June 30, 2000 and was not renewed by the Company. All outstanding borrowings were paid to the Bank prior to the expiration of the agreement.

     The Company's current cash position and projected results of operations for the year 2002 are not expected to require additional outside financing.

  New Accounting Pronouncements


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

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

     In July 2001, the FASB issued SFAS NO. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulleting ("ABP") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-Acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

     In July 2001, the FASB issued SFAS No, 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

Item 7.  Financial Statements

     See the Financial Statements listed in Item 13(a), which are incorporated herein by reference.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure


         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


     The executive officers of the Company and their ages as of March 1, 2001 are as follows:

      Name             Age                        Position
      ----             ---                        --------

William P. Horgan       54        Chairman, Chief Executive Officer and Director

Gregory S. Fredrick     47        Vice President, Finance


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

Gregory S. Fredrick joined the Company in October 1998 as Vice President, Controller. Prior to joining the Company Mr. Fredrick spent nearly eight years in the Entertainment industry. From February 1997 to June 1998 he was the Vice President, Controller for a start-up record label / internet company 911 Entertainment. Mr. Fredrick served in various finance and operations capacities while with Windham Hill Records / BMG Entertainment from April 1990, leaving as Director of Operations in December 1996.

     The remainder of this item is incorporated by reference to the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders (the "Proxy Statement").

Item 10.  Executive Compensation

         Incorporated by reference to the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions

         Incorporated by reference to the Proxy Statement.

Item 13.          Exhibits and Reports on Form 8-K
         (a)      Financial Statements.  The following are filed as a part of this report:
                                                                                                                               Page
                  Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Certified Public Accountants                     17
                  Report of BDO Seidman, LLP, Independent Certified Public Accountants                                           18
                  Consolidated Balance Sheets -- December 31, 2001 and 2000                                                      19
                  Consolidated Statements of Operations and Comprehensive Income (Loss) -
                           Years ended December 31, 2001 and 2000                                                                20
                  Consolidated Statements of Shareholders' Deficiency -Years ended December 31, 2001 and 2000                    21
                  Consolidated Statements of Cash Flows -- Years ended December 31, 2001 and 2001                                22
                  Notes to Consolidated Financial Statements                                                                     23

         (b)      Reports on form 8-K.

                  During the quarter ended June 30, 2001 the Company filed a current report on
                  Form 8-K dated June 15, 2001 to report the termination of its previous independent accounting firm BDO Seidman,  LLP.

                  During the quarter ended June 30, 2001 the Company filed a current report on
                  Form 8-K dated June 29, 2001 to report the appointment of its current independent accounting firm Singer Lewak Greenbaum & Goldstein,  LLP.

         (c)      Exhibits.  The following exhibits are filed as part of this report.

         EXHIBIT
         NUMBER                     EXHIBIT TITLE
             3.1           Copy of the Registrant's Articles of Incorporation (1)
             3.1.1         Certificate of Determination of Preferences of Series AA Preferred Stock of Registrant
             3.2           Copy of Registrant's By-laws (1)
            10.1           Registrant's Stock Plan * (1)
            10.2           Research and Development Agreement between Registrant and Pherin dated July 1, 1992 (1)
            10.7           Technology Transfer Agreement between Registrant and Pherin dated August 23, 1991 (1)
            10.10          Registrant's Non-employee Directors Stock Option Plan * (2)
            10.12          Standard Industrial Lease - Net between Registrant and SCI Limited Partnership-I dated September 29, 1995 for the Registrant's California facility (3)
            10.13          Amendment to Research and Development Agreement between Registrant and
                                    Pherin dated February 29, 1996  (3)
            10.14          Business Loan Agreement dated July 1, 1997 (4)
            10.15          Business Loan Agreement dated April 1, 1998(5)
            10.16          Extension of Industrial Lease between Registrant and SCI Limited Partnership-I dated September 24, 1998 for the Registrant's California facility(5)
            10.17          Supply Agreement with Avon Products, Inc.(5)
            10.18          Business Loan Agreement and Change In Terms dated March 22, 2000 (6)
            10.19          Business Loan Agreement dated March 24, 2000(7))
            10.20          License Agreement between Registrant and Niche Marketing, Inc, dated April 24, 2001(7))
            10.21          Amendment to License Agreement with Niche Marketing, Inc. (8)
            10.22          Sublease Agreement between Registrant and PixArt Technology, Inc., dated July 7, 2000 for  the Registrant's California facility (9)
            10.23          Lease Surrender Agreement dated July 18, 2000 between Registrant and
                                    ProLogis Limited Partnership-I for the Registrant's California facility(9)
            10.24          Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated
                                    March 5, 2001 for the Registrant's California offices.
             23.1          Consent of Independent Certified Public Accountants BDO Seidman LLP

Item 13.          Exhibits and Reports on Form 8-K  (continued)

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

(5) Filed as an exhibit with corresponding exhibit no. to Registrant's Annual Report on Form 10-KSB for the Year Ended December 31, 1998.

(6) Filed as an exhibit with corresponding exhibit no. To Registrant's Annual Report on Form 10-KSB for the Year ended December 31, 1999.

(7) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the Three Months Ended March 31, 2000.

(8) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the Three Months Ended June 30, 2000.

(9) Filed as an exhibit with corresponding exhibit no. To Registrant's Annual Report on Form 10-KSB for the Year ended December 31, 2000.

*        Management contract or compensatory plan

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, HPS Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on March 25, 2002.


                                          HUMAN PHEROMONE SCIENCES, INC.


                                          By: /s/ William P. Horgan
                                             -----------------------------------

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

                  SIGNATURE                          CAPACITY                   DATE
                  ---------                          --------                   ----
/s/ William P. Horgan                       Chief Executive Officer            March 25, 2002
--------------------------------------      and Director
William P. Horgan

/s/ Gregory S. Fredrick                     Vice President, Finance            March 25, 2002
--------------------------------------      (Principal Financial and
Gregory S. Fredrick                         Accounting Officer)

/s/ Bernard I. Grosser                      Director                           March 25, 2002
-------------------------------------
Bernard I. Grosser, MD


/s/ Michael D. Kaufman                      Director                           March 25, 2002
-------------------------------------
Michael D. Kaufman


/s/ Helen C. Leong                          Director                           March 25, 2002
-------------------------------------
Helen C. Leong


/s/ Robert Marx                             Director                           March 25, 2002
-------------------------------------
Robert Marx

               Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders
Human Pheromone Sciences, Inc.

     We have audited the accompanying consolidated balance sheets of Human Pheromone Sciences, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, shareholders' deficiency and cash flows for each of the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, shareholders' deficiency, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 22, 2002

               Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders
Human Pheromone Sciences, Inc.


We have audited the accompanying consolidated balance sheet of Human Pheromone Sciences, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' deficiency and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP
BDO Seidman, LLP


San Jose, California
February 22, 2001

                                              Human Pheromone Sciences, Inc.

                                                Consolidated Balance Sheets

                                                                           December 31,         December 31,
(in thousands except share data)                                               2001                 2000
Assets                                                                   ------------         ------------
Current assets:
  Cash and cash equivalents                                              $       1,355          $        982
  Accounts receivable, net of allowances of $6
   and $125 in 2001 and 2000, respectively                                         803                   754
  Inventories                                                                      378                   347
  Other current assets                                                              31                    55
                                                                         -------------          ------------
Total current assets                                                             2,567                 2,138

Property and equipment, net                                                          8                    16
Product license                                                                     50                    50
                                                                         -------------          ------------

                                                                         $       2,625          $      2,204
                                                                         =============          ============

Liabilities, Convertible Redeemable Preferred Stock and
Shareholders' Deficiency

Current liabilities:
  Accounts payable                                                       $         230          $         85
  Deferred income                                                                  315                    20
  Accrued professional fees                                                         53                    83
  Accrued vacation                                                                  32                    24
  Accrued sales returns                                                             44                     -
  Other accrued expenses                                                            14                    60
                                                                         -------------          ------------
Total current liabilities                                                          688                   272
                                                                         -------------          ------------

Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized:
    Series AA 1,433,333 convertible shares issued and outstanding
    at each date, total liquidation value $2,150;                                2,146                 2,146
    Series BB 17,448 convertible shares issued and outstanding at
    each date, total liquidation value $1,745                                    1,560                 1,560
                                                                         -------------          ------------
Total convertible redeemable preferred stock                                     3,706                 3,706
                                                                         -------------          ------------
Shareholders' deficiency:
  Common stock, no par value, 13,333,333 shares authorized,
    3,429,839 shares issued and outstanding at each date                        17,667                17,667
  Foreign currency translation                                                     (68)                 ( 64)
  Accumulated deficit                                                          (19,368)              (19,377)
                                                                         -------------          ------------
Total shareholders' deficiency                                                  (1,769)               (1,774)
                                                                         -------------          ------------
                                                                         $       2,625          $      2,204
                                                                         =============          ============
See accompanying notes to consolidated financial statements.

                                      Human Pheromone Sciences, Inc.


                      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                                                           Years ended December 31,
                                                                                          --------------------------
(in thousands except per share data)                                                         2001            2000
---------------------------------------------------------------------------------------   ---------       ----------
Net revenue, including license fees of $1,296 in 2001 and $1,046 in 2000                  $   2,500       $    3,239
Cost of goods sold                                                                              975            1,068
                                                                                          ---------       ----------

Gross profit                                                                                  1,525            2,171
                                                                                          ---------       ----------

Operating expenses:
    Research and development                                                                    335              328
    Selling, general and administrative                                                       1,207            2,366
                                                                                          ---------       ----------

Total operating expenses                                                                      1,542            2,694
                                                                                          ---------       ----------

Loss from operations                                                                            (17)            (523)
                                                                                          ---------       ----------

Other (expense) income
    Interest income (expense)                                                                    29              (25)
    Other income                                                                                 (3)              18
                                                                                          ---------       ----------
Total other income (expense)                                                                     26               (7)
                                                                                          ---------       ----------

Net income (loss) available to common shareholders                                                9             (530)

Other comprehensive loss - translation adjustment                                                (4)             (14)
                                                                                          ---------       ----------

Comprehensive income (loss)                                                               $       5       $     (544)
                                                                                          =========       ==========


Net earnings (loss) per common share-basic and fully diluted                              $    0.00       $    (0.15)
                                                                                          =========       ==========


Weighted average common shares outstanding
                                                                                              3,430            3,430
                                                                                          =========       ==========


See accompanying notes to consolidated financial statements.

                                                   Human Pheromone Sciences, Inc.

                                        Consolidated Statements of Shareholders' Deficiency



 (In thousands)
--------------------------------------------------------------------------------------------------------------------------------


                                           Common Stock
                                   ---------------------------   Foreign Currency                           Total Shareholders'
                                      Shares         Amount        Translation       Accumulated Deficit         Deficiency
                                   ------------  -------------  ------------------ ----------------------- ---------------------
Balances, at December 31, 1999         3,430         $17,667         $(50)               $(18,847)               $(1,230)

Foreign currency translation            --              --            (14)                   --                      (14)

Net loss                                --              --            --                     (530)                  (530)
                                   ------------  -------------  ------------------ ----------------------- ---------------------

Balances, at December 31, 2000         3,430          17,667          (64)                (19,377)                (1,774)

Foreign currency translation            --              --             (4)                   --                       (4)

Net income                              --              --            --                        9                      9
                                   ------------  -------------  ------------------ ----------------------- ---------------------

Balances, at December 31, 2001         3,430         $17,667         $(68)               $(19,368)               $(1,769)
                                   ============  ============= =================== ======================= =====================

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                      Consolidated Statements of Cash Flows

                                                                                      Years ended December 31,
(in thousands)                                                                           2001          2000
--------------------------------------------------------------------------------      ----------     ----------
Cash flows from operating activities:
    Net income (loss)                                                                 $       9      $     (530)
    Adjustments to reconcile net loss to net cash provided
     by operating activities:
        Depreciation and amortization                                                         9              13
    Changes in operating assets and liabilities:
        Accounts receivable                                                                 (49)          1,296
        Inventories                                                                         (31)          1,957
        Other current assets                                                                 24             (19)
        Accounts payable and accruals                                                       121          (1,294)
        Deferred income                                                                     295              20
                                                                                      ----------     -----------

Net cash provided by operating activities                                                   378           1,443
                                                                                      ----------     -----------

Cash flows used in investing activities:
    Investment in pheromone license                                                           -             (50)
    Purchase of property and equipment                                                       (1)            (15)
                                                                                      ----------     -----------

Net cash (used in) investing activities                                                      (1)            (65)
                                                                                      ----------     -----------

Cash flows from financing activities:
    Proceeds from bank borrowings                                                             -             100
    Repayments of bank borrowings                                                             -          (1,000)
    Proceeds from issuance of convertible redeemable
        preferred stock                                                                       -             410
                                                                                      ----------     -----------

Net cash (used in) financing activities                                                       -            (490)
                                                                                      ----------     -----------

Effect of currency translation                                                               (4)            (14)
                                                                                      ----------     -----------

Net increase in cash and cash equivalents                                                   373             874
Cash and cash equivalents at beginning of the year                                          982             108
                                                                                      ----------     -----------
Cash and cash equivalents at end of the year                                          $   1,355      $      982
                                                                                      ==========     ===========


See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

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

Segment Reporting

     During the years ended December 31, 2001 and 2000, the Company received revenues from sales and licensing of its patented human pheromone technology. Currently, the Company's management does not regularly review operating results or assess its operating performance by operating segment. Consequently, it will not report this revenue as an individual segment. As the Company's sales and licensing revenues of its patented human pheromone technology progresses, it will begin to develop systems to monitor this segment, and report its results accordingly.


Concentration of Credit Risk

     Since the Company has refocused its business based on a product licensing model, the Company's concentration of credit risk consists principally of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality institutions. As of December 31, 2001 and 2000, the Company had deposits at one financial institution which aggregated $1,355,000 and $936,000, respectively. Such funds are insured by the Federal Deposit Insurance Corporation up to $100,000. Concentration of credit risk with respect to trade receivables has increased because the Company's customer base consists of several large customers in the United States and distributors in several international markets. On-going credit evaluations of customers' financial condition are performed and generally, no collateral is required.
However, until the credit worthiness of these international customers is acceptable to the Company, the customer pays in advance of shipment or by placing an irrevocable letter of credit. During the year ended December 31, 2001, export sales, primarily to the Far East, were $1,148,000, or 46% of consolidated net sales. Export sales were $621,000, or 19% for the year ended December 31, 2000. The Company maintains an allowance for potential losses based upon management analysis of possible uncollectable accounts.

Customer Concentration

     During 2001, three customers comprised 36%, 32% and 18% of the Company's net sales. Accounts receivable from these customers at December 31, 2001 account for 24%, 10% and 61%, respectively, of the net receivables. During 2000, three customers comprised 27%, 19% and 13% of the Company's net sales and revenues.

                         Human Pheromone Sciences. Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Supplier Concentration

     The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products. Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply could have a material adverse effect on the Company. During the year two suppliers comprised 90% of the cost of goods sold .

Revenue Recognition

     Revenue is recorded at the time of merchandise shipment, net of provisions for returns. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101. The majority of the Company's sales are to distributors and licensees, and these distributors and licensees have no right to return products.

Advertising Costs

     The cost of advertising is expensed as incurred. Advertising costs were $15,000 and $327,000 in 2001 and 2000, respectively.

Research and Development

     Research and development costs are charged to expense when incurred. Research and development costs were $335,000 and $328,000 in 2001 and 2000, respectively.

Fair Value of Financial Instruments

     The Company believes that the book value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates their fair value.

Income Taxes

     The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, which requires use of the "liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock Options

     The Company applies Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted at prices below the market price of the underlying common stock on the date of grant.

     SFAS No. 123, Accounting for Stock - Based Compensation, requires the Company to provide pro forma information regarding net income as if compensation had been determined in accordance with the fair value based method.


Comprehensive Income

     Comprehensive  income is  comprised  of net income  and all  changes to the
statements  of  shareholders'  deficit,   except  those  due  to  investment  by
shareholders, changes in paid-in capital and distributions to shareholders.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Translation of Foreign Currencies

     The financial statements of the Company's foreign branch are measured in the local currency and then translated into U. S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rate prevailing throughout the year. Translation gains and losses resulting from the change in exchange rates from year-to-year are accumulated in a separate account of shareholders' equity. Foreign currency transaction gains and losses are included in consolidated net income.

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

     In July 2001, the FASB issued SFAS NO. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulleting ("ABP") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-Acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

     In July 2001, the FASB issued SFAS No, 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


New Accounting Pronouncements (continued)

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


Net Earnings (Loss) Per Share

     The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and Diluted" earning per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the years ended December 31, 2001 and 2000, options to purchase 489,000 and 464,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Cash and Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

     The Company's property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over three years for all categories.

Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

2.   INVENTORIES

     A summary of inventories follows (in thousands):

                                              December 31,
                                      ----------------------------
                                          2001             2000
                                      ----------        ----------

     Components (raw materials)       $      223        $      263
     Work-in-process                          36                13
     Finished goods                          119                71
                                      ----------        ----------
                                      $      378        $      347
                                      ==========        ==========

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                    December 31,
                                              ---------------------------
                                                 2001            2000
                                              -----------     -----------

     Molds                                    $       478     $       478
     Computer hardware                                 81              81
     Computer software                                106             106
     Furniture and other office equipment              44              43
                                              -----------     -----------
                                                      709             708
     Accumulated depreciation                        (701)           (692)
                                              -----------     -----------
                                              $         8     $        16
                                              ===========     ===========

     Depreciation expense for the years ended December 31, 2001 and 2000 were $9,000 and $13,000, respectively.

4.   BANK BORROWING

     The Company had a revolving line of credit with Mid-Peninsula Bank that expired June 30, 2000. This credit line was not renewed by the Company.

5.   COMMITMENTS AND CONTINGENCIES

     The Company presently occupies a 1,767 square feet of space for its headquarters offices in San Jose, California., pursuant to a lease signed on March 5, 2001 that expires March 31, 2004. Future minimum lease payments under this non-cancelable lease as of December 31, 2001 are as follows:

                  Year Ending                     Minimum
                  December 31,                 Lease Payment
                  ------------                 -------------

                      2002                       $  60,431
                      2003                          60,431
                      2004                          15,108
                                                 ---------
                                                 $ 135,970

     Commencing in February 2001, the Company leases storage space in Fremont, California on a month-to-month basis for approximately $0.75 per square foot. Rent expense was $79,000 and $125,000 for the years ended December 31, 2001 and 2000, respectively.


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

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


6.   CONVERTIBLE REDEEMABLE PREFERRED STOCK (continued)

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

7.   SHAREHOLDERS' EQUITY

     In 1999, the Company's shareholders authorized a 1-for-3 reverse stock split. All share and per share amounts in the accompanying financial statements have been restated to give effect to the stock split.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


7.   SHAREHOLDERS' EQUITY (continued)

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

     A summary of the option activity under the Plan is as follows (in thousands except per share data):

                                                                WEIGHTED AVERAGE
                                                  SHARES         EXERCISE PRICE
                                                  ------         --------------

Outstanding, January 1, 2000                       267               $2.19
Granted                                            208               $1.03
Canceled                                          (121)              $4.46
                                                 -----
Outstanding, December 31, 2000                     354               $3.18
Granted                                             15               $0.27
Canceled or Expired                                 (3)              $4.80
                                                 -----
Outstanding, December 31, 2001                     366               $3.01
                                                 =====


     At December 31, 2001, a total of 342,837 shares of the Company's common stock were reserved for future grants under the Plan, and options to purchase 271,615 shares were exercisable.

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

                                                                WEIGHTED AVERAGE
                                                  SHARES         EXERCISE PRICE
                                                  ------         --------------

Outstanding, January 1, 2000                       100               $ 8.10
Granted                                             13               $ 1.19
Canceled or Expired                                 (3)              $23.64
                                                 -----
Outstanding, December 31, 2000                     110               $ 6.79
Granted                                             13               $ 0.54
Canceled or Expired                                  -               $    -
                                                 -----
Outstanding, December 31, 2001                     123               $ 6.27
                                                 =====

     At December 31, 2001, a total of 35,006 shares of the Company's common stock were reserved for future grants under the Directors' Plan, and options to purchase 116,659 shares were exercisable.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


7.   SHAREHOLDERS' EQUITY (continued)

     The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands except per share data) under both of the Company's plans

                                       OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                  --------------------------------------------------------------      -----------------------------
                                               WEIGHTED
                                                AVERAGE                WEIGHTED                           WEIGHTED
RANGE OF               NUMBER                  REMAINING               AVERAGE           NUMBER            AVERAGE
EXERCISE             OUTSTANDING              CONTRACTUAL              EXERCISE        EXERCISABLE        EXERCISE
 PRICES              AT 12/31/01              LIFE (YEARS)              PRICE          AT 12/31/01          PRICE
--------            -------------            --------------           ----------      -------------      ----------

$  0.20 to $ 2.00        348                     5.0                   $ 1.01              247            $ 1.06
$  2.01 to $ 5.00        38                      3.9                   $ 3.83               38            $ 3.83
$  5.01 to $10.00        35                      3.8                   $ 5.79               35            $ 5.79
$10.01 to $23.72         68                      1.9                   $17.17               68            $17.17
                         --                      ---                   ------              ---            ------

$ 0.95 to $23.72         489                     5.0                   $ 4.03              388            $ 6.81
                         ===                                                               ===

     The weighted average fair value of options granted during 2001 and 1999 was $0.40 and $0.23, respectively.

Stock Compensation

     The Company applies APB 25 and related Interpretations in accounting for its employee stock options. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 123, the Company's net loss per share would have been increased as shown by the proforma amount indicated in the following table (in thousands):

                                                Years ended December 31,
                                                ------------------------
                                                   2001         2000
                                                  ------       ------
Net income (loss):
    As reported                                   $   9        $ (530)
                                                  ======       ======
    Pro forma                                     $ (21)       $ (755)
                                                  ======       ======

Basic and diluted loss per share:
    As reported                                   $ 0.00       $(0.15)
                                                  ======       ======
    Pro forma                                     $(0.01)      $(0.22)
                                                  ======       ======

                                                2001 Option Grants     2000 Option Grants
                                                ------------------     ------------------
Weighted Average Interest Rates                      3.9%               4.25% to 6.625%
Dividend Yield                                         0%                     0%
Volatility factor of the Company's common stock      100%                   180%
Weighted average expected life beyond each
         respective vesting period                1 year                  1 year

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

8.   RELATED PARTY TRANSACTIONS

     On March 1, 1999, the Company renewed a research and development agreement with Pherin Pharmaceuticals Corporation ("Pherin"), a company related by common shareholders, whereby Pherin supplies HPS with its required synthesized human pheromones and also provides to HPS research and development and scientific public relations services. This renewal has been extended to expire on March 1, 2002. The total expense incurred pursuant to the Company's research and development agreement with Pherin during the fiscal years ended December 31, 2001 and 2000 was $240,000 and $250,000, respectively.

     In October 2000, the Company signed a License Agreement with Pherin Pharmaceuticals, Inc. under which the Company was granted the license to a new vomeropherin compound developed by Pherin researchers. An initial study completed in 2001 showed promising results and the Company is now seeking outside sources of grants to continue consumer studies of this new compound. Under this Agreement, the Company paid Pherin $50,000 upon signing and has agreed to pay royalties based upon future sales by the Company or any of its licensees.

     The Company also retained the consulting services of Dr. David Berliner, a founder and current CEO of Pherin. The total expense incurred to retain Dr. Berliner's services for the fiscal years ended December 31, 2000 was $73,000. The agreement was terminated in November 2000.

     In 1999 the Company retained the marketing and consulting services of Robert Marx, a member of the Company's Board of Directors. Mr. Marx was paid $48,000 in 2000 for his services. The Company canceled Mr. Marx's agreement in July 2000.

9.   INCOME TAXES

     There was no provision for income taxes for the year ended December 31, 2001 or 2000 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

     A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:

                                                        Years ended December 31,
                                                        ------------------------
                                                          2001            2000
                                                          ----            ----

Federal tax (tax benefit) at the federal statutory rate     $ 5           $(180)
Other differences                                             2             167
Permanent differences                                         2              (2)
Increase (decrease) in valuation allowance                   (9)             15
                                                          -----           -----
Income tax benefits                                       $  --           $  --
                                                          =====           =====

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $17,849,000. The Company also had federal research and development tax carryforwards of approximately $136,000. The net operating loss and credit carryforwards will expire between 2005 and 2020. The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

     Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

                                                              December 31,
                                                      --------------------------
                                                          2001           2000
                                                          ----            ----
Deferred tax asset:
Net operating loss carryforward                         $ 5,969         $ 6,266
Research credit carryforward                                136             187
Reserves and accruals                                       115             190
Other, net                                                 --                64
Valuation allowance for deferred tax assets              (6,220)         (6,707)
                                                        -------         -------
Net deferred tax assets                                 $    --           $  --
                                                        =======         =======

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

9.   INCOME TAXES (continued)


     Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance decreased by $487,000 in 2001 and increased by $15,000 in 2000. The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.


10.  STATEMENTS OF CASH FLOWS

     Cash was paid during the years ended December 31, 2001 and 2000 for:

                                                Years ended December 31,
                                              ----------------------------
                                                2001                 2000
                                                ----                 ----

               Income taxes                   $  4,000             $ 1,000
                                              ========             =======

               Interest                       $  3,000             $25,000
                                              ========             =======

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

     Technology Licensing

     In December 1998, HPS signed its first agreement to supply Avon Products, Inc with its synthesized human pheromones. Revenues commenced in 1999 and continued in the years 2000 and 2001.

12.  SUBSEQUENT EVENTS (unaudited)

     On March 7, 2002, the Company and Niche Marketing, Inc. entered into an Amendment to the License Agreement and a Settlement Agreement under which the Company regained the rights to manufacture Realm products for sale to its Southeast Asia Distributors, repurchased the rights to sell Realm products in an Asian market previously licensed to Niche, released Niche from its obligation to manufacture REALM products for sale to the Company and withdrew a breach of contract notice against Niche in connection with Niche's failure to deliver product. In addition, Niche agreed to be responsible for any product returns or requests for credit for destroyed products by department stores.