Form 10QSB
period 2002-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2002-05-15
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002
                                            --------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

                  California                               94-3107202
   ----------------------------------             -----------------------------
    (State or other jurisdiction of                      (I.R.S. employee
     incorporation or organization)                     Identification No.)

 84 West Santa Clara Street, San Jose, California              95113
 ------------------------------------------------        -------------------
         (Address of principal executive offices)            (Zip code)

                    Issuer's telephone number: (408) 938-3030

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of May 3, 2002.

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

                  Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
                  and December 31, 2001...........................................................................4

                  Consolidated Statements of Operations and Comprehensive Income
                  /Loss (Unaudited) for the For the Three Months Ended
                  March 31, 2002 and 2001.........................................................................5

                  Consolidated Statements of Cash Flows (Unaudited) for the Three Months
                  Ended March 31, 2002 and 2001...................................................................6

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

         Item 3. Quantitative and Qualitative Disclosures about Market Risk......................................14

PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K  ..............................................................15

SIGNATURES.......................................................................................................16

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Human Pheromone Sciences, Inc.
                           Consolidated Balance Sheets

                                                                           March 31,      December 31,
(in thousands except share data)                                             2002             2001
----------------------------------------------------------------------     --------         --------
                                                                         (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                $  1,461         $  1,355
  Accounts receivable, net of allowances of $6,000
   and $6,000 in 2002 and 2001, respectively                                    382              803
  Inventories                                                                   406              378
  Other current assets                                                          195               31
                                                                           --------         --------
Total current assets                                                          2,444            2,567
Property and equipment, net                                                       7                8
Product licenses                                                                204               50
                                                                           --------         --------
                                                                           $  2,655         $  2,625
                                                                           ========         ========

Liabilities, Convertible Redeemable Preferred Stock and
Shareholders' Deficiency

Current liabilities:
 Accounts payable                                                          $    250         $    230
 Deferred income                                                                315              315
 Accrued professional fees                                                       26               53
 Accrued vacation                                                                35               32
 Accrued sales returns                                                           44               44
 Other accrued expenses                                                          14               14
                                                                           --------         --------
Total current liabilities                                                       684              688
                                                                           --------         --------
Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value,
  10,000,000 shares authorized,
    Series AA 1,433,333 convertible shares issued and
    outstanding
    at each date (total liquidation value $2,150)                             2,146            2,146
    Series BB 17,448 convertible shares issued and outstanding
    at each date (total liquidation value $1,745)                             1,560            1,560
                                                                           --------         --------
Total convertible redeemable preferred stock                                  3,706            3,706
                                                                           --------         --------

Shareholders' deficiency:
 Common stock, no par value, 13,333,333 shares authorized,
   3,429,839 shares issued and outstanding at each date                      17,667           17,667
   Accumulated deficit                                                      (19,334)         (19,368)
         Foreign currency translation                                           (68)             (68)
                                                                           --------         --------
Total shareholders' deficiency                                               (1,735)          (1,769)
                                                                           --------         --------
                                                                           $  2,655         $  2,625
                                                                           ========         ========

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
         Consolidated Statements of Operations and Comprehensive Income
                                   (unaudited)

                                                          Three months ended March 31,
                                                          ----------------------------
(in thousands except per share data)                         2002            2001
-----------------------------------------------------       -------         -------
Net revenue                                                 $   642         $   629
Cost of goods sold                                              237             226
                                                            -------         -------
Gross profit                                                    405             403
                                                            -------         -------
Operating expenses:
  Research and development                                       80              85
  Selling, general and administrative                           291             295
                                                            -------         -------
Total operating expenses                                        371             380
                                                            -------         -------
Income from operations                                           34              23
                                                            -------         -------
Other income (expense):
  Interest income (net)                                           6               8
  Amortization of intangibles                                    (6)           --
  Other (expense)                                              --                (1)
                                                            -------         -------
Total other income                                             --                 7
                                                            -------         -------
Net income available to common shareholders                      34              30
Other comprehensive loss - translation adjustment              --                (3)
                                                            -------         -------
Comprehensive income                                        $    34         $    27
                                                            =======         =======
Net income per common share-basic and fully diluted         $  0.01         $  0.01
                                                            =======         =======

Weighted average common shares outstanding                    3,430           3,430
Convertible redeemable preferred stock                        1,706           1,604
                                                            -------         -------
Weighted average common shares outstanding - diluted          5,136           5,034
                                                            =======         =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                               Three months ended March 31,
                                                               ----------------------------
(in thousands)                                                     2002            2001
--------------------------------------------------------        -------         -------
Cash flows from operating activities
Net income                                                      $    34         $    30
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                       7               3
  Changes in operating assets and liabilities:
  Accounts receivable                                               421              97
  Inventories                                                       (28)              6
  Other current assets                                             (164)            (82)
  Accounts payable and accrued liabilities                           (4)            (21)
                                                                -------         -------
Net cash provided by operating activities                           266              33
                                                                -------         -------

Cash flows used in investing activities
         Acquisition of licenses                                   (160)           --
                                                                -------         -------

Cash flows from financing activities
         Proceeds from bank borrowings                             --              --
         Repayment of bank borrowings                              --              --
         Proceeds from issuance of convertible preferred           --              --
stock
                                                                -------         -------
Net cash provided by financing activities                          --              --
                                                                -------         -------

Effect of exchange rate changes on cash                            --                (3)
                                                                -------         -------

Net increase in cash and cash equivalents                           106              30
Cash and cash equivalents at beginning of period                  1,355             982
                                                                -------         -------
Cash and cash equivalents at end of period                      $ 1,461         $ 1,012
                                                                =======         =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2002

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

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at March 31, 2002 consists of finished goods inventory valued at $108,000, work in process of $35,000, and raw materials of $263,000. At December 31, 2001, these balances were $119,000, $36,000 and
$223,000, respectively.

License Fees

         The Company capitalizes license fees paid for the rights to use new pheromone discoveries, and rights for additional REALM and innerREALM sales territories. License agreements that have a finite useful life are amortized using the straight-line method over the life of the agreement. License agreements for pheromones and products that are not yet for available for sale are not subject to amortization in accordance with Statement of Financial Accounting Standards No. 142: Goodwill and Other Intangible Assets.

         The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the license agreements may not be recoverable. When factors indicate that the value license may be impaired, the Company estimates the remaining value and reduces the license agreement to that amount.

Income Taxes

         The Company recorded no income tax provision in 2002 or 2001, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of March 31, 2002, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,183,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

Earnings Per Share

         The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilutive effects that could occur if securities or other contracts to issue common stock were exercised or converted into common stock ("potential common stock") that would then share in the earnings of the Company.

            As of March 31, 2002 and 2001(unaudited), the components of basic and diluted earnings per share are as follows (all amounts are in thousands):

                                                                     2002          2001
                                                                    ------        ------

Net income available to common shareholders                         $   34        $   30
                                                                    ======        ======

Weighted-average common shares outstanding during the period         3,430         3,430

Incremental shares from assumed conversions of convertible
preferred stock                                                      1,706         1,604
                                                                    ------        ------
Fully diluted weighted-average common shares and potential
commons stock (unaudited)                                            5,136         5,034
                                                                    ======        ======

Capital Stock and Stock Options

         Outstanding options to purchase shares of common stock and potential common shares issuable upon conversion of preferred stock are excluded from the computation of diluted earnings per share since when the average stock price for the period is less than the exercise price of outstanding options or when their effect would be antidilutive.

         During the three months ended March 31, 2002 no common or preferred stock was issued, no common stock options were granted and no issued options were exercised.

Recent Accounting  Pronouncements

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

         In July 2001, the FASB issued SFAS No, 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement was not applicable to the Company in 2001, and has been adopted for 2002.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 has not had a material impact, if any, on its financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

2. RELATED PARTY TRANSACTION

         On March 1, 2002, the Company renewed a research and development agreement with Pherin Pharmaceuticals Corporation ("Pherin"), a company related by common shareholders, whereby Pherin supplies HPS with its required synthesized human pheromones and also provides to HPS research and development and scientific public relations services. This renewal has been extended to expire on February 28, 2003. The total expense incurred pursuant to the Company's research and development agreement with Pherin during the three months ended March 31, 2002 and 2001 was $60,000 in each year.

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

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         During the three months ended March 31, 2002, the Company has sustained its fourth quarterly operating profit during the last five quarters. Effective May 1, 2000, the Company refocused its business model based on product licensing agreements and recorded its first quarterly operating profit since 1997 on March 31, 2001. While the Company has returned to profitable operations there is no assurance that the Company's license based business model will be successful.

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

Results of Operations

         On April 24, 2000, the Company signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. ("Niche"), a newly formed affiliate of Northern Brands, Inc. Under the agreement, Niche will be responsible for the manufacture, marketing, selling and distribution of the REALM and innerREALM products in the United States and Internationally, excluding the Far East. Niche purchased the Company's applicable inventories and pays a royalty, with annual minimums, on sales of the current products and line extensions under the REALM and innerREALM brand names. During the term of the agreement, HPS will also sell Niche the pheromone components required for the manufacture of the products. Prior to this agreement, the Company recorded in is financial statements the revenues, costs and expenses directly attributable to the product sales to the U.S. Department stores and held the inventories, recorded the accounts receivable and reflected the accounts payable/accrued expenses attributable to the department store business. On March 8, 2002 the company reacquired from Niche Marketing, Inc. the rights to additional international territories.

Three Months ended March 31, 2002 compared to the Three Months ended March 31, 2001

         Net sales and revenues for the first quarter of 2002 were $642,000, representing an increase of 2% from sales of $629,000 for the prior year's quarter. The $118,000, or 39%, increase in sales to International markets in the current period is a result of the Company's focus on building its REALM business in Southeast Asia. License and pheromone revenues decreased by 36% to $204,000. for the quarter. This decrease was expected as none of the current licensees have introduced new products containing the patented pheromones, and no new licenses were signed during the quarter.

         Net sales for the quarters ended March 31, 2002 and 2001 were as follows (in thousands).

                                          2002        2001
----------------------------------------------------------
 Markets:
  International Markets                   $422        $304

  License and Supply Revenues              204         317
  U.S. Retail & Distributor Markets         16           8
                                          ----        ----

  Net Sales                               $642         629
                                          ====        ====

         Gross profit for the quarter ended March 31, 2002 of $405,000 is comparable to last years $403,000. As a percentage of sales, gross profit of 63% was also comparable with last year of 64%.

         Research and Development expenses for the first quarters of 2002 and 2001 were $80,000 and $85,000, respectively. These costs principally reflect payments and costs under the Company's consulting agreements in this area.

         Selling, general and administrative expenses of $291,000 were consistent with last years first quarter expenses of $295,000. Selling, and marketing and distribution expenses were $17,000 more than the prior year as a result of increased sales activities in the Southeast Asia markets. General and administrative and facility costs were $21,000 lower in the current year's quarter primarily as a result of cost reduction efforts initiated since last year.

         The Company earned $6,000 in net interest income in the current year quarter and earned $8,000 in net interest income during the first quarter of 2001. The decrease is due to reduced interest rates. The fee paid to reacquire the Realm and innerRealm rights for international territories from Niche Marketing, Inc. is being amortized over the remaining term of the license agreement.

         The Company recorded no income tax provision in 2002 or 2001, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of March 31, 2002, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,183,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

                  On March 8, 2002, the Company and Niche Marketing, Inc. entered into an Amendment to the License Agreement and a Settlement Agreement under which the Company regained the rights to manufacture Realm products for sale to its Southeast Asia Distributors, repurchased the rights to sell Realm products in an Asian market previously licensed to Niche, released Niche from its obligation to manufacture REALM products for sale to the Company and withdrew a breach of contract notice against Niche in connection with Niche's failure to deliver product. In addition, Niche agreed to be responsible for any product returns or requests for credit for destroyed products by department stores. The Company recorded the license fee paid to Niche Marketing as a non-current asset and is amortizing the cost over the remaining life of the license with Niche Marketing.

LIQUIDITY

         At March 31, 2002, the Company had cash of $1,461,000 with no outstanding bank borrowings and working capital of $1,760,000; at March 31, 2001, it had cash of $1,012,000 with no outstanding bank borrowings and working capital of $1,946,000. For the first quarter of 2002, net cash generated from operating activities was $266,000. For the first quarter of 2001, net cash generated from operating activities was $33,000.

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

         In July 2001, the FASB issued SFAS No, 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement was not applicable to the Company in 2001, and has been adopted for 2002.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 has not had a material impact, if any, on its financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition and license fees. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgements. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

License Fees

         The Company capitalizes license fees paid for the rights to use new pheromone discoveries, and rights for additional REALM and innerREALM sales territories. License agreements that have a finite useful life are amortized using the straight-line method over the life of the agreement. License agreements for pheromones and products that are not yet for available for sale are not subject to amortization in accordance with Statement of Financial Accounting Standards No. 142: Goodwill and Other Intangible Assets.

         The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the license agreements may not be recoverable. When factors indicate that the value license may be impaired, the Company estimates the remaining value and reduces the license agreement to that amount.

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

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K - None

         Exhibit 10.25 Admendment to License and Purchase Agreement with Niche Marketing, Inc. dated March 8, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                            HUMAN PHEROMONE SCIENCES, INC.
                                            Registrant


Date:  May 10, 2002                         /s/ William P. Horgan
---------------------------------           ------------------------------------
                                            William P. Horgan
                                            Chairman and Chief Executive Officer


Date:  May 10, 2002                         /s/ Gregory S. Fredrick
                                            ------------------------------------
                                            Gregory S. Fredrick
                                            Vice President Finance