Form 10QSB
period 2002-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2002-08-13
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

     [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

                       For the quarter ended June 30, 2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 (no fee required)

                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
               ---------------------------------------------------
                 (Name of small business issuer in its charter)

                California                          94-3107202
                ----------                          ----------
      (State or other jurisdiction               (I.R.S. employee
     of incorporation or organization)           Identification No.)

 84 West Santa Clara Street, San Jose, California                 95113
--------------------------------------------------              -----------
         (Address of principal executive offices)               (Zip code)

                    Issuer's telephone number: (408) 938-3030

          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of July 15, 2002.

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I
FINANCIAL INFORMATION

   Item 1. Financial Statements

            Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
            and December 31, 2001.......................................................................4

            Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)
            for the Three and Six Months Ended June 30, 2002 and 2001...................................5

            Consolidated Statements of Cash Flows (Unaudited) for the Six Months
            Ended June 30, 2002 and 2001................................................................6

            Notes to Consolidated Financial Statements (Unaudited)......................................7

   Item 2. Management's Discussion and Analysis

            Management's Discussion and Analysis of Financial Condition and Results of Operations......10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................14

PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K  ....................................................15

SIGNATURES.............................................................................................16

                                    PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Human Pheromone Sciences, Inc.
                           Consolidated Balance Sheets

                                                                        June 30,         December 31,
(in thousands except share data)                                          2002               2001
--------------------------------------------------------------        ------------       ------------
                                                                       (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                           $      1,295       $      1,355
  Accounts receivable, net of allowances of $17,000
   and $6,000 in 2002 and 2001, respectively                                   186                803
  Inventories                                                                  608                378
  Other current assets                                                          62                 31
                                                                      ------------       ------------
Total current assets                                                         2,151              2,567

Property and equipment, net                                                      4                  8
Product licenses                                                               186                 50
                                                                      ------------       ------------
                                                                      $      2,341       $      2,625

Liabilities, Convertible Redeemable Preferred Stock and
Shareholders' Deficiency

Current liabilities:
 Accounts payable                                                     $         82       $        230
 Deferred income                                                               315                315
 Accrued professional fees                                                      33                 53
 Accrued vacation                                                               38                 32
 Accrued sales returns                                                          --                 44
 Other accrued expenses                                                         18                 14
                                                                      ------------       ------------
Total current liabilities                                                      486                688
                                                                      ------------       ------------

Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value,
   10,000,000 shares authorized, Series AA 1,433,333
   convertible shares issued and outstanding at each
   date (total liquidation value $2,150)                                     2,146              2,146
      Series BB 17,448  convertible  shares issued and
       outstanding at each date (total liquidation value $1,745)             1,560              1,560
                                                                      ------------       ------------
Total convertible redeemable preferred stock                                 3,706              3,706
                                                                      ------------       ------------

Shareholders' deficiency:
 Common stock, no par value, 13,333,333 shares authorized,
  3,429,839  shares issued and outstanding at each date                     17,667             17,667
  Accumulated deficit                                                      (19,452)           (19,368)
  Foreign currency translation                                                 (66)               (68)
                                                                      ------------       ------------
Total shareholders' deficiency                                              (1,851)            (1,769)
                                                                      ------------       ------------
                                                                      $      2,341       $      2,625
                                                                      ============       ============

The accompanying notes are an integral part of these financial statements.

                         Human Pheromone Sciences, Inc.

      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)

                                                                          Three months ended June 30,      Six months ended June 30,
                                                                          ---------------------------      -------------------------
(in thousands except per share data)                                         2002           2001            2002             2001
                                                                           -------         -------         -------         -------
Net revenues                                                                   269             559             911           1,188
Cost of goods sold                                                              51             198             288             424
                                                                           -------         -------         -------         -------

Gross profit                                                                   218             361             623             764

Operating Expenses:
   Research and development                                                     82              81             162             165
   Selling, general and administrative                                         241             272             532             569
                                                                           -------         -------         -------         -------

Total operating expenses                                                       323             353             694             734
                                                                           -------         -------         -------         -------

Income (Loss) from operations                                                 (105)              8             (71)             30

Other income and (expense)
   Interest income (expense)                                                     5               8              11              16
   Other income (expense)                                                      (18)             (4)            (24)             (5)
                                                                           -------         -------         -------         -------
Total other income and (expense)                                               (13)              4             (13)             11
                                                                           -------         -------         -------         -------

Net income (loss) available to common shareholders                            (118)             12             (84)             41

Other comprehensive loss - translation adjustment                                2              (4)              2              (4)
                                                                           -------         -------         -------         -------

Comprehensive income (loss)                                                $  (116)        $    (8)        $   (82)        $    37
                                                                           =======         =======         =======         =======

Net income (loss) per common share-basic and  fully
diluted                                                                    $  (.03)        $  --           $  (.02)        $   .01
                                                                           =======         =======         =======         =======

Weighted average common shares outstanding                                   3,430           3,430           3,430           3,430
                                                                           =======         =======         =======         =======

The accompanying notes are an integral part of these financial statements.

                         Human Pheromone Sciences, Inc.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                        Six months ended June 30,
                                                                        -------------------------
(in thousands)                                                         2002                   2001
                                                                      -------               -------
Cash flows from operating activities
Net profit (loss)                                                     $   (84)              $    41
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                            28                     6
  Provision for sales returns and allowances                               11                    40

  Changes in operating assets and liabilities:
    Accounts receivable                                                   606                   (55)
    Inventories                                                          (230)                   (5)
    Other current assets                                                  (31)                  (67)
    Deferred revenue                                                       --                    85
 Accounts payable and accrued liabilities                                (202)                    5
                                                                      -------               -------
Net cash provided by operating activities                                  98                    50

Cash flows from investing activities
  Purchase of property and equipment                                       --                    --
  Acquisition of licenses                                                (160)                   (1)
                                                                      -------               -------
Net cash used in investing activities                                    (160)                   (1)

Cash flows from financing activities
  Proceeds from bank borrowings                                            --                    --
  Repayment of bank borrowings                                             --                    --
  Proceeds from issuance of convertible preferred stock                    --                    --
                                                                      -------               -------
Net cash (used in) provided by financing activities                        --                    --

Effect of exchange rate changes on cash                                     2                    (4)
                                                                      -------               -------
Net increase in cash and cash equivalents                                 (60)                   45
Cash and cash equivalents at beginning of period                        1,355                   982
                                                                      -------               -------
Cash and cash equivalents at end of period                            $ 1,295                 1,027
                                                                      =======               =======

Interest paid                                                         $     1               $     1
                                                                      =======               =======

The accompanying notes are an integral part of these financial statements.

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2002

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

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at June 30, 2002 consists of finished goods inventory valued at $121,000, work in process of $35,000, and raw materials of $452,000. At December 31, 2001, these balances were $119,000, $36,000 and
$223,000, respectively.

License Fees

         The Company capitalizes license fees it pays for the rights to use new pheromone discoveries, and rights for additional REALM and innerREALM sales territories. License agreements that have a finite useful life are amortized using the straight-line method over the life of the agreement. License agreements for pheromones and products that are not yet for available for sale are not subject to amortization in accordance with Statement of Financial Accounting Standards No. 142: Goodwill and Other Intangible Assets.

         The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the license agreements may not be recoverable. When factors indicate that the value license may be impaired, the Company estimates the remaining value and reduces the license agreement to that amount.

Income Taxes

         The Company recorded no income tax provision in 2002 or 2001, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of June 30, 2002, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,183,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

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

         As of June 30, 2002 and 2001(unaudited), the components of basic and diluted earnings per share are as follows (all amounts are in thousands):

                                                                        2002           2001
                                                                      -------        -------

    Net income available to common shareholders                       $   (84)       $    41
                                                                      =======        =======

    Weighted-average common shares outstanding during the period        3,430          3,430
                                                                      -------        -------

    Incremental shares from assumed conversions of convertible
    preferred stock                                                     1,732          1,630
                                                                      -------        -------

    Fully diluted weighted-average common shares and potential
    commons stock (unaudited)                                           5,162          5,060
                                                                      =======        =======

Capital Stock and Stock Options

         Outstanding options to purchase shares of common stock and potential common shares issuable upon conversion of preferred stock are excluded from the computation of diluted earnings per share since when the average stock price for the period is less than the exercise price of outstanding options or when their effect would be antidilutive.

         During the three months ended June 30, 2002 no common or preferred stock was issued, common stock options to purchase 13,336 shares were granted and no issued options were exercised.

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

         In July 2001, the FASB issued SFAS No, 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. The Company implemented FAS No. 142 in the second quarter of fiscal 2002, at which time the Company determined that no impairment of intangible assets have occurred.


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

2. RELATED PARTY TRANSACTION

         On March 1, 2002, the Company renewed a research and development agreement with Pherin Pharmaceuticals Corporation ("Pherin"), a company related by common shareholders, whereby Pherin supplies HPS with its required synthesized human pheromones and also provides to HPS research and development and scientific public relations services. This renewal has been extended to expire on February 28, 2003. The total expense incurred pursuant to the Company's research and development agreement with Pherin during the three months ended June 30, 2002 and 2001 was $60,000 in each year.


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

         The Company is subject to economic downturns, specifically in the Asian markets. Economic downturns can lead to a reduction in consumer spending which could lead to reduced demand for products and could require additional promotional expenditures.

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

Results of Operations

Three  Months  ended June 30, 2002  compared to the Three  Months ended June 30,
2001

         Net sales and revenues for the second quarter of 2002 were $269,000, representing a decrease of 52% from sales of $559,000 for the prior year's quarter. The $170,000, or 90%, decline in sales to International markets in the current period is a result of a weakened Southeast Asia market in the current period, and the higher sales volume in 2001 was due to the initial launch into those markets last year. The Company remains focused on building its REALM business in Southeast Asia. License and pheromone revenues decreased by 33% to $228,000 for the quarter. This decrease was expected as none of the current licensees have introduced new products containing the patented pheromones, and some shipments to a new licensee was delayed. Discussions are being pursued with several companies at the present time with respect to new licensing opportunities.

         Net sales for the quarters ended June 30, 2002 and 2001 were as follows (in thousands).


                                                      2002         2001
     ------------------------------------------------------------------------

         Markets:
          International Markets                     $   18       $  188
          License and Supply Revenues                  228          343
          U.S. Retail & Distributor Markets             23           28
                                                    -------      -------

         Net Sales                                  $  269       $  559
                                                    =======      =======

         Gross profit for the quarter ended June 30, 2002 of $218,000 is $143,000 less than last years $361,000. As a percentage of sales, gross profit of 81% is greater than last years 64% due to the greater percentage of license and pheromone revenues versus product sales made this year compared to 2001.

         Research and Development expenses for the first quarters of 2002 and 2001 were $82,000 and $81,000, respectively. These costs principally reflect payments and costs under the Company's consulting agreements in this area.

         Selling, general and administrative expenses of $241,000 were $31,000 less than with last years second quarter expenses of $272,000. The Company settled an outstanding department store return issue and recorded $32,000 as a bad debt recovery. Selling, and marketing and distribution expenses were $15,000 less than the prior year as a result of decreased sales activities in the Southeast Asia markets. General and administrative and facility costs were $16,000 more in the current year's quarter a result of costs associated to closing the French branch and general increases in costs since last year.

         The Company earned $5,000 in net interest income in the current year quarter and earned $8,000 in net interest income during the first quarter of 2001. The decrease is due to reduced interest rates. The fee paid to reacquire the Realm and innerRealm rights for international territories from Niche Marketing, Inc. is being conservatively amortized over the remaining initial term of the license agreement.

         The Company recorded no income tax provision in 2002 or 2001, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of June 30, 2002, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,183,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

Six Months ended June 30, 2002 as compared to the Six Months ended June 30, 2001

         Net revenues for the six months ended June 30, 2002 were $911,000. This was a 23% decrease from net revenues of $1,188,000 for the first half of 2001. License and supply revenues decreased by $228,000 for the first six months of 2001 to $432,000 as a result of decreased licensing and supply activities to Avon Products in 2002. Sales in International markets decreased by 11% to $440,000 as a result of the sluggish economy in the South East Asia region, and the fact that Realm was still being launched into the Japanese market in the second quarter of 2001.

         Net sales for the six months ended June 30, 2002 and 2001 were as follows:

================================================================================
 Markets                                            2002          2001
--------------------------------------------------------------------------------

  International Markets                          $    440      $    492
  License and Supply Revenues                         432           660
  U.S. Retail & Distributor Markets                    39            36
                                                 ---------     ---------

  Net Sales                                      $    911      $  1,188

         Gross profit for the first half of 2002 declined 18% to $623,000 from $764,000 in 2001. The decrease is the result of reduced sales volume. Gross profit as a percentage of revenues increased to 68% compared to 64% in 2002 as a result of the highly profitable licensing business representing a larger percentage of sales.

         Research and Development expenses for the first half of 2002 and 2001 were $162,000 and $165,000, respectively, and are principally comprised of payments under the Company's contract with Pherin Corporation.

         Selling, general and administrative expenses for the first half of 2002 were $532,000 and $569,000 for the comparable period of 2001. Overall spending is consistent with the prior year once the $32,000 department store recovery recorded in 2002 is considered.

         The Company's cash balances generated $11,000 in net interest income during the first half of 2002, as compared to $16,000 in 2001. The decrease is due to reduced interest rates. Miscellaneous expense of $24,000 was incurred in 2002 as compared with $5,000 of in the same period of 2001. The amortization of licenses accounts for the majority of the expense in 2002.

LIQUIDITY

         At June 30, 2002, the Company had cash of $1,295,000 with no outstanding bank borrowings; at June 30 , 2001, it had cash of $1,027,000 with no outstanding bank borrowings, this represents an increase of 26%. For the six months of 2002, net cash generated from operating activities was $98,000. For the fist six months of 2001, net cash generated from operating activities was $50,000.

         Assuming the Company's activities proceed substantially as planned, the Company's current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing.

         On May 20, 2002, the Company signed a new Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a revolving line of credit. The Company may borrow up to $500,000 at an interest rate equal to the Bank's prime rate plus 0.75% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on May 3, 2003, contains certain debt-to-equity and working capital covenants. At June 30, 2002 the Company was in compliance with such covenants.

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

         In July 2001, the FASB issued SFAS No, 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. The Company implemented FAS No. 142 in the second quarter of fiscal 2002, at which time the Company determined that no impairment of intangible assets have occurred.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K - None

         Exhibit 10.26 Business Loan Agreement dated April 19, 2002.

         Exhibit 10.27 Certification of William P. Horgan Pursuant to 18 U.S.C.
                       Section 1350

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                          HUMAN PHEROMONE SCIENCES, INC.
                                          Registrant


Date:  August 12, 2002                    /s/ William P. Horgan
                                          ---------------------------
                                          William P. Horgan
                                          Chairman and Chief Executive Officer


Date:  August 12, 2002                    /s/ Gregory S. Fredrick
                                          ---------------------------
                                          Gregory S. Fredrick
                                          Vice President Finance