Form 10QSB
period 2002-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2002-11-14
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

   [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

           California                                    94-3107202
-------------------------------                    ----------------------------
(State or other jurisdiction of                       (I.R.S. employee
incorporation or organization)                       Identification No.)


84 West Santa Clara Street, San Jose, California            95113
------------------------------------------------   ----------------------------
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

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of September 30, 2002 (Unaudited)
                  and December 31, 2001...........................................................................4

                  Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)
                  for the Three and Nine Months Ended September 30, 2002 and 2001.................................5

                  Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
                  Ended September 30, 2002 and 2001...............................................................6

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

         Item 3. Quantitative and Qualitative Disclosures about Market Risk......................................14

         Item 4. Controls and Procedures.........................................................................15

PART II
OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K  ..............................................................16

SIGNATURES.......................................................................................................17

CERTIFICATIONS...................................................................................................18

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                         Human Pheromone Sciences, Inc.
                           Consolidated Balance Sheets

                                                               September 30,  December 31,
(in thousands except share data)                                   2002          2001
--------------------------------------------------------------   --------       --------
                                                               (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                      $  1,114       $  1,355
  Accounts receivable, net of allowances of $27,000
   and $6,000 in 2002 and 2001, respectively                          213            803
  Inventories                                                         758            378
  Other current assets                                                 44             31
                                                                 --------       --------
Total current assets                                                2,129          2,567

Property and equipment, net                                             5              8
Product licenses                                                      167             50
                                                                 --------       --------
                                                                 $  2,301       $  2,625
                                                                 ========       ========
Liabilities, Convertible Redeemable Preferred Stock and
Shareholders' Deficiency

Current liabilities:
 Accounts payable                                                $    125       $    230
 Deferred income                                                      315            315
 Accrued professional fees                                             40             53
 Accrued vacation                                                      38             32
 Accrued sales returns                                               --               44
 Other accrued expenses                                                16             14
                                                                 --------       --------
Total current liabilities                                             534            688
                                                                 --------       --------
Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized, Series AA 1,433,333 convertible
    shares issued and outstanding at
    each date (total liquidation value $2,150)                      2,146          2,146
      Series BB 17,448  convertible  shares issued and
      outstanding at each date
      (total liquidation value $1,745)                              1,560          1,560
                                                                 --------       --------
Total convertible redeemable preferred stock                        3,706          3,706
                                                                 --------       --------
Shareholders' deficiency:
 Common stock, no par value, 13,333,333 shares authorized,
    3,429,839 shares issued and outstanding at each date           17,667         17,667
  Accumulated deficit                                             (19,540)       (19,368)
  Foreign currency translation                                        (66)           (68)
                                                                 --------       --------
Total shareholders' deficiency                                     (1,939)        (1,769)
                                                                 --------       --------
                                                                 $  2,301       $  2,625
                                                                 ========       ========

The accompanying notes are an integral part of these financial statements.

                         Human Pheromone Sciences, Inc.

      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)

                                                       Three months ended            Nine months ended
                                                     ----------------------        -----------------------
                                                       September 30, 2002            September 30, 2002
                                                     ----------------------        -----------------------
(in thousands except per share data)                   2002           2001           2002           2001
                                                     -------         ------        -------         -------
Net revenues                                             409            724          1,320           1,912
Cost of goods sold                                       133            277            421             701
                                                     -------         ------        -------         -------
Gross profit                                             276            447            899           1,211

Operating Expenses:
   Research and development                               80             86            242             251
   Selling, general and administrative                   283            352            815             921
                                                     -------         ------        -------         -------
Total operating expenses                                 363            438          1,057           1,172
                                                     -------         ------        -------         -------
Income (Loss) from operations                            (87)             9           (158)             39

Other income and (expense)
   Interest income (expense)                               6              7             17              23
   Other income (expense)                                 (7)             1            (31)             (4)
                                                     -------         ------        -------         -------
Total other income and (expense)                          (1)             8            (14)             19
                                                     -------         ------        -------         -------
Net income (loss) available to common shareholders       (88)            17           (172)             58

Other comprehensive income - translation adjustment     --             --                2              (4)
                                                     -------         ------        -------         -------
Comprehensive income (loss)                          $   (88)        $   17        $  (170)        $    54
                                                     =======         ======        =======         =======
Net income (loss) per common share-basic and fully
diluted                                              $  (.03)        $ --          $  (.05)        $   .02
                                                     =======         ======        =======         =======

Weighted average common shares outstanding             3,430          3,430          3,430           3,430
                                                     =======         ======        =======         =======


The accompanying notes are an integral part of these financial statements.

                         Human Pheromone Sciences, Inc.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                 Nine months ended September 30,
                                                                 -------------------------------
(in thousands)                                                        2002             2001
------------------------------------------------------------         -------         -------
Cash flows from operating activities
Net profit (loss)                                                    $  (172)        $    58
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                           47               7
  Provision for sales returns and allowances                              21               7

  Changes in operating assets and liabilities:
    Accounts receivable                                                  569            (184)
    Inventories                                                         (380)           (105)
    Other current assets                                                 (13)             21
    Deferred revenue                                                    --               190
 Accounts payable and accrued liabilities                               (154)            121
                                                                     -------         -------
Net cash provided (used) by operating activities                         (82)            115

Cash flows from investing activities
  Purchase of property and equipment                                      (1)             (1)
  Acquisition of licenses                                               (160)           --
                                                                     -------         -------
Net cash used in investing activities                                   (161)             (1)

Cash flows from financing activities
  Proceeds from bank borrowings                                         --              --
  Repayment of bank borrowings                                          --              --
  Proceeds from issuance of convertible preferred stock                 --              --
                                                                     -------         -------
Net cash (used in) provided by financing activities                     --              --

Effect of exchange rate changes on cash                                    2              (4)
                                                                     -------         -------
Net increase in cash and cash equivalents                               (241)            110
Cash and cash equivalents at beginning of period                       1,355             982
                                                                     -------         -------
Cash and cash equivalents at end of period                           $ 1,114         $ 1,092
                                                                     =======         =======


Interest paid                                                        $     2         $     3
                                                                     =======         =======


The accompanying notes are an integral part of these financial statements.

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                               September 30, 2002

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

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at September 30, 2002 consists of finished goods inventory valued at $220,000, work in process of $86,000, and raw materials of $452,000. At December 31, 2001, these balances were $119,000, $36,000 and $223,000, respectively.

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

Income Taxes

         The Company recorded no income tax provision in 2002 or 2001, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of September 30, 2002, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,183,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

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

            As of September 30, 2002 and 2001(unaudited), the components of basic and diluted earnings (loss) per share are as follows (all amounts are in thousands):

                                                                2002      2001
                                                              -------   ------

Net income (loss) available to common shareholders            $  (172)  $   58
                                                              =======   ======



Weighted-average common shares outstanding during the period    3,430    3,430

Incremental shares from assumed conversions of convertible
preferred stock                                                  --      1,655
                                                              -------   ------

Fully diluted weighted-average common shares and potential
commons stock (unaudited)                                       3,430    5,085
                                                              =======   ======


Capital Stock and Stock Options

         Outstanding options to purchase shares of common stock and potential common shares issuable upon conversion of preferred stock are excluded from the computation of diluted earnings per share since when the average stock price for the period is less than the exercise price of outstanding options or when their effect would be antidilutive.

         During the three months ended September 30, 2002 no common or preferred stock was issued, common stock options to purchase 20,000 shares were granted and no issued options were exercised.







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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

         In October 2002, the FASB issued SFAS No. 147, " Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.



2. RELATED PARTY TRANSACTION

         On March 1, 2002, the Company renewed a research and development agreement with Pherin Pharmaceuticals Corporation ("Pherin"), a company related by common shareholders, whereby Pherin supplies HPS with its required synthesized human pheromones and also provides to HPS research and development and scientific public relations services. This renewal has been extended to expire on February 28, 2003. The total expense incurred pursuant to the Company's research and development agreement with Pherin during the three months ended September 30, 2002 and 2001 was $60,000 in each year.


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

Results of Operations

Three Months ended September 30, 2002 compared to the Three Months ended September 30, 2001

         Net sales and revenues for the second quarter of 2002 were $409,000, representing a decrease of 44% from sales of $724,000 for the prior year's quarter. The $149,000, or 56%, decline in sales to International markets in the current period is a result of a continued soft Southeast Asia market, and the higher sales volume in 2001 was due to the initial launch into those markets last year. The Company remains focused on building its REALM business in Southeast Asia. License and pheromone revenues decreased by 43% to $259,000 for the quarter. This decrease was expected as none of the current licensees have introduced new products containing the patented pheromones. Discussions are continuing with several companies at the present time with respect to new licensing opportunities.

         Net sales for the quarters ended September 30, 2002 and 2001 were as follows (in thousands).

                                                               2002         2001
--------------------------------------------------------------------------------
Markets:
 International Markets                                         $115         $264
 License and Supply Revenues                                    259          455
 U.S. Retail & Distributor Markets                               35            5
                                                               ----         ----

 Net Sales                                                     $409         $724
                                                               ====         ====


         Gross profit for the quarter ended September 30, 2002 of $276,000 is $171,000 less than last years $447,000. As a percentage of sales, gross profit of 68% is greater than last years 62% due to the reduced product costs resulting from the change in bottle manufacturers for the Asian market product.

         Research and Development expenses for the third quarters of 2002 and 2001 were $80,000 and $86,000, respectively. These costs principally reflect payments and costs under the Company's consulting agreements in this area.

         Selling, general and administrative expenses of $283,000 were $69,000 less than last years third quarter expenses of $352,000. In the prior year the Company recorded a one time net charge of $64,000 for potential department store claims. Selling, and marketing and distribution expenses were $17,000 less than the prior year as a result of decreased sales activities in the Southeast Asia markets. General and administrative and facility costs, excluding last years net adjustment, were $12,000 more in the current year's quarter a result of general increases in costs since last year and a $10,000 increase to the allowance for doubtful accounts reserve.

         The Company earned $7,000 in net interest income in the current year quarter and earned $8,000 in net interest income during the first quarter of 2001. The decrease is due to reduced interest rates. The fee paid to reacquire the Realm and innerRealm rights for international territories from Niche Marketing, Inc. is being conservatively amortized over the remaining initial term of the license agreement.

         The Company recorded no income tax provision in 2002 or 2001, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of September 30, 2002, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,183,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.


Nine Months ended September 30, 2002 as compared to the Nine Months ended September 30, 2001

         Net revenues for the nine months ended September 30, 2002 were $1,320,000. This was a 31% decrease from net revenues of $1,912,000 for the first nine months of 2001. License and supply revenues decreased by $425,000 from the first nine months of 2001 to $691,000 as a result of decreased licensing and supply activities to Avon Products in 2002. Sales in International markets decreased by 26% to $555,000 as a result of the sluggish economy in the South East Asia region, and the fact that Realm was still being launched into the Japanese market in the second quarter of 2001.

         Net sales for the nine months ended September 30, 2002 and 2001 were as follows:

--------------------------------------------------------------------------------
Markets                                                      2002          2001
--------------------------------------------------------------------------------
International Markets                                       $  555        $  755
License and Supply Revenues                                    691         1,116
U.S. Retail & Distributor Markets                               74            41
                                                            ------        ------
Net Sales                                                   $1,320        $1,912



         Gross profit for the first nine months of 2002 declined 26% to $899,000 from $1,211,000 in 2001. The decrease is the result of reduced sales volume. Gross profit as a percentage of revenues increased to 68% compared to 63% in 2002 as a result of the highly profitable licensing business representing a larger percentage of sales.

         Research and Development expenses for the first nine months of 2002 and 2001 were $242,000 and $251,000, respectively, and are principally comprised of payments under the Company's contract with Pherin Corporation.

         Selling, general and administrative expenses for the first nine months of 2002 were $815,000 and $921,000 for the comparable period of 2001. Year to date operating expenses have been reduced in all areas when compared to 2001 spending, with selling, marketing and distribution reduction of $14,000, facilities of $19,000 less than last year, and general and administrative expenses are down by $41,000.

         The Company's cash balances generated $17,000 in net interest income during the first nine months of 2002, as compared to $23,000 in 2001. The decrease is due to reduced interest rates. Miscellaneous expense of $31,000 was incurred in 2002 as compared with $4,000 of in the same period of 2001. The amortization of licenses accounts for the majority of the expense in 2002. LIQUIDITY

         At September 30, 2002, the Company had cash of $1,114,000 with no outstanding bank borrowings; at September 30, 2001, it had cash of $1,092,000 with no outstanding bank borrowings, this represents an increase of 2%. For the nine months of 2002, net cash used in operating activities was $82,000. For the first nine months of 2001, net cash generated from operating activities was $115,000.

         Assuming the Company's activities proceed substantially as planned, the Company's current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing.

         On May 20, 2002, the Company signed a new Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a revolving line of credit. The Company may borrow up to $500,000 at an interest rate equal to the Bank's prime rate plus 0.75% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on May 3, 2003, contains certain debt-to-equity and working capital covenants. At September 30, 2002 the Company was in compliance with such covenants.


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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

         In October 2002, the FASB issued SFAS No. 147, " Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.


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




Item 4.  Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K - None
-------  ---------------------------------------

         Exhibit 10.28 Certification Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                           HUMAN PHEROMONE SCIENCES, INC.
                                           Registrant


Date:  November 14, 2002                   /s/ William P. Horgan
                                           ---------------------
                                           William P. Horgan
                                           Chairman and Chief Executive Officer




Date:  November 14, 2002                   /s/ Gregory S. Fredrick
                                           -----------------------
                                           Gregory S. Fredrick
                                           Chief Financial Officer

                                 CERTIFICATIONS


I ,William P. Horgan, certify that:

         1.I have reviewed this quarterly report on Form 10-QSB of Human Pheromone Sciences, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William P. Horgan
---------------------
Chairman and Chief Executive Officer

I, Gregory S. Fredrick, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Human Pheromone Sciences, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



/s/ Gregory S. Fredrick
-----------------------
Chief Financial Officer