Form 10KSB
period 2002-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2003-03-20
CIK 878616

Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

         [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                 (Name of small business issuer in its charter)

          California                                     94-3107202
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. employee Identification No.)
incorporation or organization)

84 W Santa Clara St., Suite 720
   San Jose, California                                     95113
-------------------------------              -----------------------------------
   (Address of principal                                 (Zip code)
     executive offices)

                    Issuer's telephone number: (408) 938-3030

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                ----------------
                                (Title of class)

         Securities registered under Section 12(g) of the Exchange Act:

                                     Common
                                ----------------
                                (Title of class)


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

         State issuer's revenues for its most recent fiscal year.   $2,000,000

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $ 176,665 (1)

(1) Excludes 485,420 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at February 24, 2003 based on a closing bid price on that day of $0.06 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,450,781 shares of convertible preferred stock, 3,429,839 shares of common stock.

         Transitional Small Business Disclosure Format (check one):
                                                      Yes [    ]       No  [ X ]

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference into Part III of this Form 10-KSB Report: the Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders (the "Proxy Statement").

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

         Pheromones are chemical substances known to stimulate species-specific biological responses in animals. For fourteen years, scientists and advisors engaged by Human Pheromone Sciences, Inc. ("HPS") have studied the functions and characteristics of human pheromones.

         The human pheromones included as a component of and as a fixative for the Company's fragrance products have been manufactured for the Company by Pherin Pharmaceuticals, Inc. The manufacturing process for human pheromones begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process originally performed for the Company by Pherin at its laboratories in Salt Lake City, Utah. In early 1999, in response to the need for significant increases in production. the Company engaged the services of an independent consultant and an independent chemical laboratory to manufacture the pheromones. During 2001 and 2002, an independent laboratory has manufactured such pheromones under the direction of a consultant of HPS and Pherin scientists. All the steps in the manufacturing process are standard chemical laboratory procedures. The manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

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

         Scientists have observed that in higher species the influence of pheromones grows increasingly more subtle and complex. Not surprisingly, reactions to pheromones are very subtle in human beings. While humans appear to have definite responses to pheromones, the research sponsored by HPS and other scientists suggests that the highly developed human brain filters and masks those reactions. Rather than producing an isolated effect, as in lower level species, human pheromones act in concert with other sensory cues provided by odor, sight, taste, sound and touch to provide a cumulative influence.

         As a result of its sponsored research and the research of other scientists, the Company believes evidence has been developed that indicates that humans respond to human pheromones. HPS has also found that its human pheromones are sexually dimorphic: that is, some are more active in females while others show a higher level of activity in males. During the studies of human pheromones conducted by the Company, certain human subjects volunteered descriptions of their feelings.

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

The HPS Products

         Products. The Company operates in one business segment and initially marketed three fragrances, REALM(R) Women, REALM(R) Men and inner REALM(R). These products are sold by the Company through independent distributors in selected markets in South East Asia. In April 2000 the Company licensed the rights to sell these products in all parts of the world, excluding South East Asia, to Niche Marketing, Inc. (See "Markets and Competition"). These "proof-of-concept" products include a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, deodorant, talc, soap and body cream. The Company's fragrances are supplied by recognized leaders in the worldwide fragrance business. All of the Company's products contain the Company's synthesized human pheromones as a component of the fragrance.

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

         Research. Pheromones are chemical substances known to stimulate species-specific biological responses in animals. The study of the uses, effects and advantages of human pheromones is in its infancy, but abstracts from presentations of two recent studies performed at leading research universities reveal new information regarding the beneficial effects of human pheromones. Most interestingly, these studies reveal new information regarding the biological pathways human pheromones traverse in the body. Publication of these findings continued in 2001 and in 2002, and the Company expects further interest in its patented technology as the result of these studies and others undertaken in 2002 and continuing in 2003.

         Scientists working on behalf of HPS have identified and synthesized several naturally occurring human pheromones. One combination of pheromones shows a measurable response in women and another a comparable response in men. HPS has also developed the capability to manufacture commercial quantities of these naturally occurring substances. HPS intends to continue basic pheromone research as applied to fragrances and ancillary products. For the years ended December 31, 2002 and 2001, research and development expense totaled $296,000 and $335,000, respectively. Since its inception through December 31, 2002, the Company has incurred $5,255,000 in research and development related expenses.

Markets and Competition

         The Competitive Environment. The Company's current fragrance products contain what the Company believes are unique components: synthesized human pheromone compounds. - androstadienone and estratetraenol. Consequently, HPS believes it will be able to differentiate its products from traditional products. Other than its customers and licensees, the Company believes that no other companies in or outside the United States have the right to produce or distribute products these compounds. However, even with this proprietary technology, the Company and its customers and licensees are competing against the numerous companies in the fragrance industry, including Estee Lauder, Chanel and the fragrances subsidiaries of Unilever and L'Oreal.

         While HPS's current products are fragrances and toiletries, the Company feels strongly that fine fragrances and related toiletries are only "proof of concept" products. The Company's patented technology has applications far beyond traditional fragrances and bath and body products. HPS hopes to position its technology as a desired "value added" ingredient for any product that contains a fragrance. Synthesized human pheromones provide the first patented technology of a component that could have broad application and usage in cosmetic, treatment, cleansing, over-the-counter health supplements and home and vehicle environmental products. The Company does not feel that it has the resources to successfully exploit the potential market for such applications and continues to actively seek licensing and supply relationships with consumer product manufacturers.

         Marketing Strategy. HPS's initial products were a line of fragrance and bath and body products containing the Company's patented human pheromones as a component. The first of these proof of concept products were developed in 1994 when the Company introduced REALM Women and REALM Men. While new product launches in the fragrance industry frequently require considerable expenditures for promotional programs which attempt to establish product differentiation based upon imagery alone, HPS sought to develop a program in 1993 following a different approach -- one that relied on the human pheromone component in its fragrances for product differentiation.

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

         As these product lines matured, the Company's strategy changed to one of licensing these brands to others for sale in and outside the United States, licensing its very technology to other, larger, better-funded companies, and developing brands in house for eventual license to others. This latter strategy gave rise to the development of the Company's Natural Attraction(R) line of fragrances and toiletries.

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

         On September 14, 2000, the Company entered into a Distribution Agreement with Fits Corporation K.K., a Japanese wholesaler of consumer products for the Company's REALM Women and REALM Men Brands. Under this agreement, as amended on March 12, 2001, Fits obtained the exclusive distribution rights for the brands in Japan for a three-year initial term, providing certain annual minimum purchases are made by Fits. The agreement may be extended with the mutual agreement of both parties. Fits exceeded the minimum purchase requirements for both 2002 and 2001.

         On March 23, 2001, the Company signed a Distribution Agreement with Fits Corporation K.K. granting Fits the exclusive distribution rights to the Company's innerREALM(R) fragrance in Japan. The terms of this additional agreement are similar to the agreements signed with Fits for the REALM brands. Fits has not met the minimum purchase requirements for required to maintain the innerRealm(R) exclusive distribution rights.

         In 2001, the Company signed a Distribution Agreement for exclusive rights to its REALM and innerREALM brands in the Hong Kong market. This agreement was terminated by the Company on October 3, 2002 due to distributor breaches.

         On March 1,2002 the Company signed a Distribution Agreement for exclusive rights to its Natural Attraction brand in Macao and the Peoples Republic of China (including Hong Kong) for an initial period of three years if certain conditions are fulfilled.

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

         On April 17,2002 the Company signed a Distribution Agreement for exclusive rights to its REALM and innerREALM brands in the Korean market for an initial period of two years if certain conditions are fulfilled.

         The Company's direct foreign sales represented approximately 49% and 46% of net revenue during 2002 and 2001, respectively. Expansion into Southeast Asia will continued to be a focus of HPS. The Company is very conscious of the fact that numerous brands of prestige fragrances have suffered immeasurable harm due to diversion by gray marketers. While realizing that certain levels of such diversion are inevitable, the Company hopes to curtail the risk of its REALM products being diverted back into the U.S. by gray market discounters by selecting duty free partners who purchase realistic quantities for sale in the regions they service. Such distribution agreements are subject to cancellation if significant diversion occurs.

         In January 2003, the Company entered into discussions with respect to the sale of its REALM and innerREALM trademarks, including the Far East business for these brands. Discussions and negotiations are still in progress and no assurance can be made that such a transaction will be consummated.

Technology Licensing and Supply Agreements

         One of the strategic objectives of the company is to expand the use of its patented human pheromone technology by working closely with consumer products companies who are leaders in their particular markets. In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones. Revenues commenced in 1999 and continued in 2000, 2001 and 2002. Total revenues from this agreement and others aggregated $366,000 in 2002 and $790,000 in 2001, respectively. HPS is also in supply and /or licensing discussions with other companies in several consumer products fields and markets. Revenues from the agreement with Niche Marketing are not included in these amounts since this is considered a product licensing and not a technology licensing agreement.

During 2002, three companies represented 43%, 25% and 19% of the Company's net sales and revenues. During 2001, three companies comprised 36%, 31% and 18% of the Company's net sales.

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

Employees

         At March 1, 2003, the Company had three full-time employees and one part-time employee. In addition, the Company retains consultants to provide advice in the areas of sales and marketing, advertising, product safety testing, regulatory compliance, MIS and product development. The Company also has access to scientific and professional consultants, former employees of Pherin Pharmaceuticals, Inc., and who undertake projects for the Company. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees and consultants to be good.

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

         The Company and Pherin are parties to an agreement under which Pherin will supply HPS with its reasonable requirements of human pheromones and will make available to HPS the basic manufacturing technology. At any time after January 31, 1996, rather than supply human pheromones to HPS, Pherin may instead elect to provide to the Company all manufacturing technology in its possession that it has not previously supplied to HPS. Through 1998 only small quantities of human pheromones, which could be produced in a laboratory environment, were required for its fragrance and ancillary products. As a result of the initial third party supply agreement entered into in December 1998, the Company required significantly more production of the synthesized human pheromones than were needed in the past. In January 1999, HPS and Pherin contracted with two independent laboratories to manufacture kilogram quantities of the synthesized human pheromones under the direction of scientists working on behalf of the Company and Pherin. HPS received initial quantities primarily from these independent laboratories commencing March 1999. During 2002 and 2001, only one of these manufacturers was needed to furnish all of the Company's human pheromone requirements. The Company does not believe that it would be economically feasible to establish its own manufacturing facilities since synthesized human pheromones are available from chemical laboratories that now have experience in the preparation of these compounds.

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

         The product life cycle of a fragrance can be very short. Changing fashions and fads can dramatically shift consumer preferences and demands. Traditional fragrance companies introduce a new fragrance every year or so. Changing fashions and new products may reduce the chance of creating long-term brand loyalty to the REALM, innerREALM and Natural Attraction(R) product lines.

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


Item 2.           Description of Property

         The Company presently occupies a 1,767 square feet of space for its headquarters offices in San Jose, California., pursuant to a lease signed on March 5, 2001 that expires March 31, 2004. The minimum annual rental is $61,519, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area. Commencing in February 2001, the Company leases storage space in the local area on a month-to-month basis for approximately $0.75 per square foot.

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

         During the year ended December 31, 2002, the Company incurred $75,587 in net rent expense and related charges for these facilities.

Item 3.           Legal Proceedings

         Not applicable.


Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.           Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the NASDAQ Bulletin Board under the symbol EROX OB. As of March 1, 2003, there were approximately 300 holders of record of the Company's Common Stock. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held by nominees in "Street Name". Set forth below is the high and low bid information for the Company's Common Stock on the NASDAQ Bulletin Board or the NASDAQ Small-Cap Market as reported by Nasdaq-Amex Online during each of the four calendar quarters of 2001 and 2000.



         2002                                 HIGH                       LOW
         ----                                 ----                       ---
         First quarter                      $  0.28                    $ 0.16
         Second quarter                     $  0.25                    $ 0.10
         Third quarter                      $  0.17                    $ 0.09
         Fourth quarter                     $  0.15                    $ 0.04

         2001
         ----
         First quarter                      $  0.75                    $ 0.19
         Second quarter                     $  0.60                    $ 0.25
         Third quarter                      $  0.55                    $ 0.18
         Fourth quarter                     $  0.39                    $ 0.18


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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Year ended December 31, 2002 compared with the year ended December 31, 2001

         Net sales and revenues for the year ended December 31, 2002 were $1,956,000 compared to $2,500,000 for the prior year a decrease of $544,000, or 22%. The Company received revenues from sales and licensing of its patented human pheromone technology and royalties from the license of its REALM and innerREALM product lines aggregating approximately $ 883,0000 and $1,276,000 for the years ended December 31, 2002 and 2001, respectively. Sales to distributors in South East Asia of the Company's core brands were $960,000 and $1,155,000 for the years ended December 31, 2001 and 2000, respectively. The majority of the Company's 2002 revenues were from existing licensee's and established accounts and represents reorders for established product lines, sales declines are expected as established fragrance lines mature and their life cycle shortens. The Company is continuing discussions with potential licensees in both the fragrance and consumer product markets.

         Gross margin in 2002 represented 65% of sales as compared with 61% in the prior year. The increase is attributable to the product cost savings on our international sales. In order to reduce cost of goods sold and to have more control over inventory management, the Company began manufacturing the REALM and innerREALM required for it's international territories in 2002.

         Research and development costs decreased by $39,000 in 2002 to $296,000 from the $335,000 incurred in the prior year. The majority of such expenditures result from contractual payments made to Pherin Corporation under our Research and Development agreement with them and consulting fees. The existing agreements were terminated on October 31, 2002 and the company is now directly managing all research and development efforts.

         Selling, general and administrative expenses declined 6% as compared with 2001. This $67,000 reduction in spending is attributable to bad debt recoveries and continued cost reduction efforts. Sales, marketing and distribution expenses declined $3,000, while other administrative declined by $64,000.

         Other income and expense decreased by $66,000 to a net expense of $40,000 from a net income of $26,000 in 2001, which was primarily a result of the expensing of our license for the Philippine territory. In addition, earnings on our investments were $8,000 less in 2002 due to the lower interest rates available.

         The Company recorded no income tax provision in either 2002 or 2001 due to the net operating losses generated, or the utilization of net losses carried forward from prior years.

         As of December 31, 2002 the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward, was approximately $6,410,000. However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine whether its realization was more likely than not.

Seasonality

         Sales in the fragrance industry are generally seasonal with sales higher in the second half of the year because of the Holiday period. This seasonality could cause a significant variation in the Company's quarterly operating results and recognition of royalty revenues on sales of licensees and from the Company's own sales efforts in South East Asia.

Liquidity and Capital Resources

         At December 31, 2001, the Company had cash and cash-equivalents of $1,394,000, working capital of $1,572,000, and no bank borrowings outstanding. These balances at December 31, 2001 were $1,355,000 and $1,879,000, respectively with no bank borrowings outstanding. Net cash provided by operating activities was $198,000 for the year ended 2002 as compared with $378,000 for the year ended December 31, 2001. The cash provided from operations for 2002 of $198,000 is $180,000 less than 2001 and is attributed to the current year's operating loss.

         The Company obtained a line of credit with Mid-Peninsula Bank on April 19, 2002 which expires May 3, 2003. Under the terms of the loan agreement the Company may borrow up to $500,000, at an interest rate equal to the banks prime rate plus 0.75%. As of December 31, 2002 the Company had not made any borrowings against this credit line. Any borrowings are primarily secured by the Company's accounts receivable and inventories. The credit line requires the company to maintain debt-to-equity and liquidity ratios, and a minimum net worth. As of December 31, 2002 the Company was in compliance with these financial covenants.

         The Company's current cash position and projected results of operations for the year 2003 are not expected to require additional outside financing.

  New Accounting Pronouncements

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

         In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, this statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

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


Item 7.           Financial Statements

         See the Financial Statements set forth in Item 13(a), which are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The executive officers of the Company and their ages as of March 1, 2003 are as follows:

          Name             Age                   Position
          ----             ---                   --------

 William P. Horgan         55     Chairman, Chief Executive Officer and Director

 Gregory S. Fredrick       48      Vice President, Finance


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

         The remainder of this item is incorporated by reference to the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders (the "Proxy Statement").

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

Item 13.          Exhibits and Reports on Form 8-K

         (a) Financial Statements. The following are filed as a part of this report:

                                                                                                                     Page
                                                                                                                     ----
                  Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Certified Public Accountants          20

                  Consolidated Balance Sheets -- December 31, 2002 and 2001                                           21

                  Consolidated Statements of Operations and Comprehensive Income (Loss) -
                           Years ended December 31, 2002 and 2001                                                     22

                  Consolidated Statements of Shareholders' Deficiency -Years ended December 31, 2002 and 2001         23

                  Consolidated Statements of Cash Flows -- Years ended December 31, 2002 and 2001                     24

                  Notes to Consolidated Financial Statements                                                          25

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

   10.20 License Agreement between Registrant and Niche Marketing, Inc, dated April 24, 2001(7))

   10.21          Amendment to License Agreement with Niche Marketing, Inc. (8)

   10.22 Sublease Agreement between Registrant and PixArt Technology, Inc., dated July 7, 2000 for the Registrant's California facility (9)

   10.23          Lease   Surrender   Agreement  dated  July  18,  2000  between
                  Registrant  and  ProLogis   Limited   Partnership-I   for  the
                  Registrant's California facility(9)

   10.24 Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated March 5, 2001 for the Registrant's California offices (10).

   10.25          Amendment  to  License  and  Purchase   Agreement  with  Niche
                  Marketing, Inc. dated March 8, 2002. (11)

   10.26          Business Loan Agreement dated April 19, 2002. (12)

   23.1 Consent of Independent Certified Public Accountants Singer Lewak Greenbaum & Goldstein

   99.1           Certification of CEO and CFO Pursuant to U.S.C. 1350.

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

   (10) Filed as an exhibit with corresponding exhibit no. To Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

   (11) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the three month ended March 31, 2002.

   (12) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the three month ended June 30, 2002.


  *     Management contract or compensatory plan

     Item 14.     Controls and Procedures

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, HPS Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 12, 2003.


                                             HUMAN PHEROMONE SCIENCES, INC.


                                             By: /s/ William P. Horgan
                                                ---------------------------


                                             Name:  William P. Horgan
                                                    -----------------------

                                             Title: Chairman of the Board
                                                    -----------------------


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints William P. Horgan and Gregory S. Fredrick, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed on behalf of Human Pheromone Sciences, Inc. by the following persons in the capacities and on the dates indicated.


           SIGNATURE                        CAPACITY                   DATE
           ---------                        --------                   ----

/s/ William P. Horgan              Chief Executive Officer       March 12, 2003
------------------------------     and Director
William P. Horgan

/s/ Gregory S. Fredrick            Chief Financial Officer       March 12, 2003
------------------------------     (Principal Financial and
Gregory S. Fredrick                Accounting Officer)

/s/ Bernard I. Grosser             Director                      March 12, 2003
------------------------------
Bernard I. Grosser, MD


/s/ Michael D. Kaufman             Director                      March 12, 2003
------------------------------
Michael D. Kaufman


/s/ Helen C. Leong                 Director                      March 12, 2003
------------------------------
Helen C. Leong


/s/ Robert Marx                    Director                      March 12, 2003
------------------------------
Robert Marx

                                 CERTIFICATIONS


I ,William P. Horgan, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Human Pheromone Sciences, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ William P. Horgan
---------------------
Chairman and Chief Executive Officer

I, Gregory S. Fredrick, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Human Pheromone Sciences, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2002



/s/ Gregory S. Fredrick
-----------------------
Chief Financial Officer

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Human Pheromone Sciences, Inc.

         We have audited the accompanying consolidated balance sheets of Human Pheromone Sciences, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, shareholders' deficiency and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, shareholders' deficiency, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 31, 2003

                         Human Pheromone Sciences, Inc.

                           Consolidated Balance Sheets

                                                      December 31, December 31,
(in thousands except share data)                         2002         2001
                                                       --------     --------
Assets

Current assets:
  Cash and cash equivalents                            $  1,394     $  1,355
  Accounts receivable, net of allowances of $70
   and $6 in 2002 and 2001, respectively                    249          803
  Inventory, net                                            529          378
  Other current assets                                       26           31
                                                       --------     --------
Total current assets                                      2,198        2,567

Property and equipment, net                                   5            8
Product licenses                                            149           50
                                                       --------     --------

                                                       $  2,352     $  2,625
                                                       ========     ========

Liabilities, Convertible Redeemable Preferred
Stock and Shareholders' Deficiency

Current liabilities:
  Accounts payable                                     $    201     $    230
  Deferred income                                           315          315
  Accrued professional fees                                  57           53
  Accrued vacation                                           34           32
  Accrued sales returns                                    --             44
  Other accrued expenses                                     19           14
                                                       --------     --------
Total current liabilities                                   626          688
                                                       --------     --------

Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series,
    no par value, 10,000,000
    shares authorized:
    Series AA 1,433,333  convertible shares
    issued and outstanding at each date,
    total liquidation value $2,150;                       2,146        2,146
    Series BB 17,448 convertible shares
    issued and  outstanding  at each date,
    total liquidation value $1,745                        1,560        1,560
                                                       --------     --------
Total convertible redeemable preferred stock              3,706        3,706
                                                       --------     --------

Shareholders' deficiency:
  Common stock, no par value, 13,333,333 shares
    authorized, 3,429,839 shares
    issued and outstanding at each date                  17,667       17,667
  Foreign currency translation                              (66)         (68)
  Accumulated deficit                                   (19,581)     (19,368)
                                                       --------     --------
Total shareholders' deficiency                           (1,980)      (1,769)
                                                       --------     --------
                                                       $  2,352     $  2,625
                                                       ========     ========

See accompanying notes to consolidated financial statements

                         Human Pheromone Sciences, Inc.

      Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                                                                          Years ended December 31,
                                                                                                         --------------------------
(in thousands except per share data)                                                                      2002               2001
-------------------------------------------------------------------------------------------------        -------            -------
Net revenue, including license fees of $883 in 2002 and $1,276 in 2001                                   $ 1,956            $ 2,500
Cost of goods sold                                                                                           693                975
                                                                                                         -------            -------
Gross profit                                                                                               1,263              1,525
                                                                                                         -------            -------
Operating expenses:
    Research and development                                                                                 296                335
    Selling, general and administrative                                                                    1,140              1,207
                                                                                                         -------            -------
Total operating expenses                                                                                   1,436              1,542
                                                                                                         -------            -------
Loss from operations                                                                                        (173)               (17)
                                                                                                         -------            -------

Other (expense) income
    Interest income (expense)                                                                                 21                 29
    Other (expense)                                                                                          (61)                (3)
                                                                                                         -------            -------
Total other income (expense)                                                                                 (40)                26
                                                                                                         -------            -------

Net income (loss) available to common shareholders                                                          (213)                 9

Other comprehensive income (loss) - translation adjustment                                                     2                 (4)
                                                                                                         -------            -------
Comprehensive income (loss)                                                                              $  (211)           $     5
                                                                                                         =======            =======

Net earnings (loss) per common share-basic and fully diluted                                             $ (0.06)           $  0.00
                                                                                                         =======            =======

Weighted average common shares outstanding
                                                                                                           3,430              3,430
                                                                                                         =======            =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.

               Consolidated Statements of Shareholders' Deficiency

 (In thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                              Common Stock            Foreign                           Total
                                                         ---------------------        Currency      Accumulated      Shareholders'
                                                         Shares         Amount       Translation      Deficit         Deficiency
                                                         ------         ------       -----------      -------         ----------
Balances, at December 31, 2000                            3,430         $17,667         $(64)         $(19,377)         $(1,774)

Foreign currency translation                               --              --             (4)             --                 (4)

Net income                                                 --              --            --                  9                9
                                                          -----         -------         ----          --------          -------

Balances, at December 31, 2001                            3,430          17,667          (68)          (19,368)          (1,769)

Foreign currency translation                               --              --              2              --                  2

Net income                                                 --              --            --               (213)            (213)
                                                          -----         -------         ----          --------          -------

Balances, at December 31, 2002                            3,430         $17,667         $(66)         $(19,581)         $(1,980)
                                                          =====         =======         ====          ========          =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                      Consolidated Statements of Cash Flows

                                                                                                         Years ended December 31,
                                                                                                      -----------------------------
(in thousands)                                                                                         2002                   2001
----------------------------------------------------------------------------------------------        -------               -------
Cash flows from operating activities:
    Net income (loss)                                                                                 $  (213)              $     9
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Depreciation and amortization                                                                      65                     9
    Changes in operating assets and liabilities:
        Accounts receivable                                                                               554                   (49)
        Inventories                                                                                      (151)                  (31)
        Other current assets                                                                                5                    24
        Accounts payable and accruals                                                                     (62)                  121
        Deferred income                                                                                  --                     295
                                                                                                      -------               -------
Net cash provided by operating activities                                                                 198                   378
                                                                                                      -------               -------

Cash flows used in investing activities:
    Acquisition of licenses                                                                              (160)                 --
    Purchase of property and equipment                                                                     (1)                   (1)
                                                                                                      -------               -------

Net cash (used in) investing activities                                                                  (161)                   (1)
                                                                                                      -------               -------

Net cash (used in) financing activities                                                                  --                    --
                                                                                                      -------               -------

Effect of currency translation                                                                              2                    (4)
                                                                                                      -------               -------

Net increase in cash and cash equivalents                                                                  39                   373
Cash and cash equivalents at beginning of the year                                                      1,355                   982
                                                                                                      -------               -------
Cash and cash equivalents at end of the year                                                          $ 1,394               $ 1,355
                                                                                                      =======               =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

Segment Reporting

         During the years ended December 31, 2002 and 2001, the Company received revenues from sales and licensing of its patented human pheromone technology. Currently, the Company's management does not regularly review operating results or assess its operating performance by operating segment. Consequently, it will not report this revenue as an individual segment. As the Company's sales and licensing revenues of its patented human pheromone technology progresses, it will begin to develop systems to monitor this segment, and report its results accordingly.

Concentration of Credit Risk

         Since the Company has refocused its business based on a product licensing model, the Company's concentration of credit risk consists principally of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality institutions. As of December 31, 2002 and 2001, the Company had deposits at one financial institution which aggregated $1,405,000 and $1,355,000, respectively. Such funds are insured by the Federal Deposit Insurance Corporation up to $100,000. Concentration of credit risk with respect to trade receivables has increased because the Company's customer base consists of several large customers in the United States and distributors in several international markets. On-going credit evaluations of customers' financial condition are performed and generally, no collateral is required.
However, until the credit worthiness of these international customers is acceptable to the Company, the customer generally pays in advance of shipment or by placing an irrevocable letter of credit. During the year ended December 31, 2002, export sales, primarily to the Far East, were $960,000, or 49% of consolidated net sales. Export sales were $1,148,000, or 46% for the year ended December 31, 2001. The Company maintains an allowance for potential losses based upon management analysis of possible uncollectable accounts.

Customer Concentration

         During 2002, three customers comprised 43%, 25% and 19% of the Company's net sales. Accounts receivable from these customers at December 31, 2002 account for 43%, 18% and 15%, respectively, of the net receivables. During 2001, three customers comprised 36%, 31% and 18% of the Company's net sales and revenues.

                         Human Pheromone Sciences. Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Supplier Concentration

         The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products. Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply could have a material adverse effect on the Company. During the year three suppliers comprised 58% of the cost of goods sold.

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

Advertising Costs

         The cost of advertising is expensed as incurred. Advertising costs were $18,000 and $15,000 in 2002 and 2001, respectively.

Research and Development

         Research and development costs are charged to expense when incurred. Research and development costs were $296,000 and $335,000 in 2002 and 2001, respectively.

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

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

         In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, this statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

       In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Earnings (Loss) Per Share

         The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and Diluted" earning per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the years ended December 31, 2002 and 2001, options to purchase 482,000 and 489,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

Product Licenses

         Licenses are stated at the lower of cost or estimated net present value.

Property and Equipment

         The Company's property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over three years for all categories.

Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation.


2.       INVENTORIES

         A summary of inventories follows (in thousands):

                                                                December 31,
                                                             -------------------
                                                             2002           2001
                                                             ----           ----
Components (raw materials)                                   $298           $223
Work-in-process                                                81             36
Finished goods                                                150            119
                                                             ----           ----
                                                             $529           $378
                                                             ====           ====

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


3. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):


                                                                December 31,
                                                              ---------------
                                                             2002           2001
                                                            -----         -----
Molds                                                       $ 478         $ 478
Computer hardware                                              53            81
Computer software                                             103           106
Furniture and other office equipment                           19            43
                                                            -----         -----
                                                              653           708
Accumulated depreciation                                     (648)         (700)
                                                            -----         -----
                                                            $   5         $   8
                                                            =====         =====

         Depreciation expense for the years ended December 31, 2002 and 2001 were $6,000 and $9,000, respectively.


4. PRODUCT AND TERRITORY LICENSES

         Product and territory license consist of the following (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                 2002       2001
                                                                 ----        ---
Realm and innerRealm Asian market license                        $ 99        $--
Vomeropherin license                                               50         50
                                                                 ----        ---
                                                                 $149        $50
                                                                 ====        ===

         In 2001 the Company acquired the rights to a new pheromone compound at a cost of $50,000 upon signing plus royalties based on future sales. The Company is in the process of testing the compounds.

         On March 7, 2002, the Company licensed from Niche Marketing, Inc. rights to sell Realm products in an Asian market previously licensed to Niche. A fee of $160,000 was paid for these rights, and the initial term of the license will expire April 30, 2004. Intangible amortization expense related to these licenses for the year ended December 31, 2002 was $61,000. No expense was incurred in 2001.


5. BANK BORROWING

         The Company obtained a line of credit with Mid-Peninsula Bank on April 19, 2002 which expires May 3, 2003. Under the terms of the loan agreement the Company may borrow up to $500,000, at an interest rate equal to the banks prime rate plus 0.75%. As of December 31, 2002 the Company had not made any borrowings against this credit line. Any borrowings are primarily secured by the Company's accounts receivable and inventories. The credit line requires the company to maintain debt-to-equity and liquidity ratios, and a minimum net worth. As of December 31, 2002 the Company was in compliance with these financial covenants.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

6.       COMMITMENTS AND CONTINGENCIES

         The Company presently occupies a 1,767 square feet of space for its headquarters offices in San Jose, California., pursuant to a lease signed on March 5, 2001 that expires March 31, 2004. Future minimum lease payments under this non-cancelable lease as of December 31, 2002 are as follows:

                  Year Ending        Minimum
                  December 31,    Lease Payment
                  ------------    -------------

                      2003           61,519
                      2004           15,380
                                  ---------
                                  $  76,899

         Since February 2001, the Company has leased storage space in the local area on a month-to-month basis for approximately $0.75 per square foot. Rent expense was $76,000 and $79,000 for the years ended December 31, 2002 and 2001, respectively.


7.       CONVERTIBLE REDEEMABLE PREFERRED STOCK

Series BB

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

         Initially, each share of Series AA preferred stock shall be convertible at the option of the holder into shares of common stock at an initial conversion price of $1.50 per share of common stock. The initial conversion price shall be increased quarterly beginning October 1, 1997 by $.0225 such that the original issue price shall increase by $.09 per share each year. In addition, each preferred share shall automatically convert in the event of any of the following:

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

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


7. CONVERTIBLE REDEEMABLE PREFERRED STOCK (continued)

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


8. SHAREHOLDERS' EQUITY

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

         A summary of the option activity under the Plan is as follows (in thousands except per share data):

                                                               WEIGHTED AVERAGE
                                                  SHARES        EXERCISE PRICE
                                                  ------        --------------
Outstanding, January 1, 2001                        354          $    3.18
Granted                                              15          $    0.27
Canceled                                             (3)         $    4.80
                                                 ------
Outstanding, December 31, 2001                      366          $    3.01
Granted                                              20          $    0.09
Canceled or Expired                                 (42)         $   17.68
                                                 ------
Outstanding, December 31, 2002                      344          $    1.12
                                                 ======

         At December 31, 2002, a total of 364,500 shares of the Company's common stock were reserved for future grants under the Plan, and options to purchase 286,000 shares were exercisable at a weighted average exercise price of $1.23 per share.

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

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

8. SHAREHOLDERS' EQUITY (continued)

                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                    SHARES           PRICE
                                                    ------           -----
Outstanding, January 1, 2001                          110          $  6.79
Granted                                                13          $  0.54
Canceled or Expired                                   --           $   --
                                                    -----
Outstanding, December 31, 2001                        123          $  6.27
Granted                                                13          $  0.12
Canceled or Expired                                   --           $   --
                                                    -----
Outstanding, December 31, 2002                        136          $  5.53
                                                    =====

         At December 31, 2002, a total of 21,670 shares of the Company's common stock were reserved for future grants under the Directors' Plan, and options to purchase 129,995 shares were exercisable.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2002 (in thousands except per share data) under both of the Company's plans

                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                         ------------------------------------------      ---------------------
                                           WEIGHTED
                                            AVERAGE          WEIGHTED                   WEIGHTED
     RANGE OF              NUMBER          REMAINING         AVERAGE       NUMBER        AVERAGE
    EXERCISE             OUTSTANDING      CONTRACTUAL        EXERCISE    EXERCISABLE    EXERCISE
     PRICES              AT 12/31/02      LIFE (YEARS)        PRICE      AT 12/31/02     PRICE
     ------              -----------      ------------        -----      -----------     -----
$ 0.09 to $ 2.00             382              4.3            $  0.93         265        $  1.01
$ 2.01 to $ 5.00              38              2.9            $  3.83          38        $  3.83
$ 5.01 to $10.00              35              2.9            $  5.79          35        $  5.79
$10.01 to $23.72              27              2.2            $ 16.36          68        $ 17.17
                             ---              ---            -------         ---        -------
$ 0.09 to $23.72             482              4.3            $  3.82         406        $  4.60
                             ===              ===            =======         ===        =======

         The weighted average fair value of options granted during 2002 and 2001 was $0.10 and $0.40, respectively.

Stock Compensation

         The Company applies APB 25 and related Interpretations in accounting for its employee stock options. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 123, the Company's net loss per share would have been increased as shown by the proforma amount indicated in the following table (in thousands):

                                                      Years ended December 31,
                                                      ------------------------
                                                        2002            2001
                                                       ------         ------
Net income (loss):
    As reported                                        $ (213)        $    9
                                                       ======         ======
    Pro forma                                          $ (278)        $  (21)
                                                       ======         ======

Basic and diluted loss per share:
    As reported                                        $ 0.06         $(0.00)
                                                       ======         ======
    Pro forma                                          $(0.08)        $(0.01)
                                                       ======         ======

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002


8. SHAREHOLDERS' EQUITY (continued)


                                                      2002 Option    2001 Option
                                                         Grants        Grants
                                                         ------        ------

Weighted Average Interest Rates                           2.9%          3.9%
Dividend Yield                                              0%            0%
Volatility factor of the Company's common stock           155%          100%
Weighted average expected life beyond each
  respective vesting period                             1 year        1 year


9. INCOME TAXES

         There was no provision for income taxes for the year ended December 31, 2002 or 2001 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

         A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:

                                                        Years ended December 31,
                                                        ------------------------
                                                              2002    2001
                                                              ----     ---

Federal tax (tax benefit) at the federal statutory rate       $(73)    $ 5
Other differences                                              (12)      2
Permanent differences                                            2       2
Increase (decrease) in valuation allowance                      83      (9)
                                                              ----     ---
Income tax benefits                                           $--      $--
                                                              ====     ===

         At December 31, 2002, the Company had net operating loss carryforwards of approximately $17,832,000. The Company also had federal research and development tax carryforwards of approximately $136,000. The net operating loss and credit carryforwards will expire between 2005 and 2020. The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

         Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

                                                               December 31,
                                                           --------------------
                                                             2002         2001
                                                           -------      -------
Deferred tax asset:
Net operating loss carryforward                            $ 5,729      $ 5,969
Research credit carryforward                                   136          136
Reserves and accruals                                          637          115
Other, net                                                     (92)        --
Valuation allowance for deferred tax assets                 (6,410)      (6,220)
                                                           -------      -------
Net deferred tax assets                                    $  --        $  --
                                                           =======      =======

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $190,000 in 2002 and decreased by $487,000 in 2001. The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

                         Human Pheromone Sciences, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

10. STATEMENTS OF CASH FLOWS

         Cash was paid during the years ended December 31, 2002 and 2001 for:

                                          Years ended December 31,
                                        ----------------------------
                                          2002                2001
                                        --------            --------
Income taxes                            $  1,000            $  4,000
                                        ========            ========

Interest                                $  2,000            $  3,000
                                        ========            ========


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