Form 10QSB
period 2003-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2003-05-14
CIK 878616

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)


                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

          California                                       94-3107202
----------------------------                      -----------------------------
(State or other jurisdiction of                          (I.R.S. employee
 incorporation or organization)                          Identification No.)


84 West Santa Clara Street, San Jose, California             95113
-------------------------------------------------       ----------------
  (Address of principal executive offices)                (Zip code)


                    Issuer's telephone number: (408) 938-3030


              -----------------------------------------------------
          (Former name or former address, if changed since last report)


         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,429,839 shares of Common Stock as of May 3, 2003.

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX
                                                                          Page
PART I
FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
          and December 31, 2002 ...........................................  3

          Consolidated Statements of Operations and Comprehensive
          Income/Loss (Unaudited) for the For the Three Months
          Ended March 31, 2003 and 2002 ...................................  4

          Consolidated Statements of Cash Flows (Unaudited) for
          the Three Months Ended March 31, 2003 and 2002 ..................  5

          Notes to Consolidated Financial Statements (Unaudited) ..........  6

  Item 2. Management's Discussion and Analysis

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................  8

  Item 3. Controls and Procedures ......................................... 15


PART II
OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K ................................ 16

SIGNATURES ................................................................ 17

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Human Pheromone Sciences, Inc.
                           Consolidated Balance Sheets

                                                                                                      March 31,         December 31,
(in thousands except share data)                                                                        2003                 2002
                                                                                                      --------             --------
                                                                                                     (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                                           $  1,533             $  1,394
  Accounts receivable, net of allowances of $70,000
   in 2003 and 2002                                                                                         59                  249
  Inventories, net                                                                                         107                  151
  Assets to be sold                                                                                        491                  493
  Other current assets                                                                                      41                   10
                                                                                                      --------             --------
Total current assets                                                                                     2,231                2,297

Property and equipment, net                                                                                  4                    5
Product licenses                                                                                            50                   50
                                                                                                      --------             --------
                                                                                                      $  2,285             $  2,352
                                                                                                      ========             ========

Liabilities, Convertible Redeemable Preferred Stock and
Shareholders' Deficiency

Current liabilities:
 Accounts payable                                                                                     $    183             $    186
 Liabilities associated with assets to be sold                                                             321                  330
 Accrued professional fees                                                                                  32                   57
 Accrued vacation                                                                                           42                   34
 Other accrued expenses                                                                                     19                   19
                                                                                                      --------             --------
Total current liabilities                                                                                  597                  626
                                                                                                      --------             --------

Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value,
    10,000,000 shares authorized,
      Series AA 1,433,333 convertible shares issued and
        outstanding at each date (total liquidation value $2,150)                                        2,146                2,146
      Series BB 17,448 convertible shares issued and
        outstanding at each date (total liquidation value $1,745)                                        1,560                1,560
                                                                                                      --------             --------
Total convertible redeemable preferred stock                                                             3,706                3,706
                                                                                                      --------             --------

Shareholders' deficiency:
  Common stock, no par value, 13,333,333 shares authorized,
    3,429,839 shares issued and outstanding at each date                                                17,667               17,667
  Accumulated deficit                                                                                  (19,685)             (19,581)
  Foreign currency translation                                                                            --                    (66)
                                                                                                      --------             --------
Total shareholders' deficiency                                                                          (2,018)              (1,980)
                                                                                                      --------             --------
                                                                                                      $  2,285             $  2,352
                                                                                                      ========             ========

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)


                                                            Three months ended
                                                                 March 31,
                                                            -------------------
(in thousands except per share data)                          2003       2002
                                                            -------     -------
Net revenue                                                 $   218     $   145
Cost of goods sold                                               65          39
                                                            -------     -------
Gross profit                                                    153         106
                                                            -------     -------

Operating expenses:
    Research and development                                      3          80
    Selling, general and administrative                         263         263
                                                            -------     -------

Total operating expenses                                        266         343
                                                            -------     -------

Income (loss) from operations                                  (113)       (237)
                                                            -------     -------

Other income (expense):
    Interest income (net)                                         3           5
    Other (expense)                                            --          --
                                                            -------     -------
Total other income                                                3           5
                                                            -------     -------

Income (loss) from on-going operations                         (110)       (232)

Net income from assets to be sold                                72         266
                                                            -------     -------

Net income (loss) available to common shareholders              (38)         34

Other comprehensive loss - translation adjustment              --          --
                                                            -------     -------

Comprehensive income (loss)                                 $   (38)    $    34
                                                            =======     =======

Net income (loss) per common share- basic
    From on-going operations                                $ (0.03)    $ (0.07)
    From assets to be sold                                  $  0.02     $  0.08
    Net income (loss)                                       $ (0.01)    $  0.01

Net income per common share-fully diluted
    From on-going operations                                $ (0.03)    $ (0.04)
    From assets to be sold                                  $  0.02     $  0.05
    Net income (loss)                                       $ (0.01)    $  0.01

Weighted average common shares outstanding                    3,430       3,430
                                                            =======
Convertible redeemable preferred stock                                    1,706
                                                                        -------

Weighted average common shares outstanding - diluted          3,430       5,136
                                                            =======     =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                            Three months ended
                                                                 March 31,
                                                           --------------------
(in thousands)                                               2003          2002
                                                           -------      -------
Cash flows from operating activities
Net income (loss)                                          $   (38)     $    34
Net income from assets held for sale                            72          266
                                                           -------      -------
Net loss from on-going operations                             (110)        (232)

  Adjustments to reconcile net income to net cash
    provided or used by operating activities:
  Depreciation and amortization                                  1            1
  Changes in operating assets and liabilities:
    Accounts receivable                                         34           (2)
    Inventories                                                 43          (22)
    Other current assets                                       (29)         (53)
    Accounts payable and accrued liabilities                   (20)          (4)
                                                           -------      -------
Net cash used by on-going operating activities                 (81)        (312)
                                                           -------      -------
Net cash provided by assets held for sale                      220          418
                                                           -------      -------

Cash flows used in investing activities                       --           --

Cash flows from financing activities                          --           --
                                                           -------      -------

Net increase in cash and cash equivalents                      139          106
Cash and cash equivalents at beginning of period             1,394        1,355
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 1,533      $ 1,461
                                                           =======      =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                 March 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. In April 2000, the Company licensed the sale of its REALM fragrance products through department and specialty stores across the United States and selected international markets to Niche Marketing, Inc. In April 2003 the Company sold the REALM and innerREALM brands and trademarks to Niche Marketing Group, Inc. The Company will continue to license and sell its human pheromone products for inclusion in other companies products in exchange for supply revenues and/or royalties.

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at March 31, 2003 consists of finished goods inventory valued at $12,000 and raw materials of $95,000. At December 31, 2002, these balances were $14,000 and $137,000, respectively.

Assets to be Sold

         Assets to be sold primarily consist of accounts receivable, inventory and product licenses sold to Niche Marketing Group on April 14, 2003. All REALM(R) and innerREALM(R) financial activities have been classified as assets to be sold as a result of the April 14, 2003 sale. Therefore reclassifications of certain 2002 financial statement information has been made to present the operating results from on-going operations on a comparable basis.

License Fees

         The Company capitalizes license fees paid for the rights to use new pheromone discoveries. License agreements for pheromones and products that are not yet for available for sale are not subject to amortization in accordance with Statement of Financial Accounting Standards No. 142: Goodwill and Other Intangible Assets.

         The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the license agreements may not be recoverable. When factors indicate that the value license may be impaired, the Company estimates the remaining value and reduces the license agreement to that amount.

Income Taxes

         The Company recorded no income tax provision in 2003 or 2002, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of March 31, 2003, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,410,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

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

         As of March 31, 2003 and 2002 (unaudited), the components of basic and diluted earnings per share are as follows (all amounts are in thousands):


                                                              2003         2002
                                                            -------      -------
Net income (loss) available to common shareholders          $   (38)     $    34
                                                            =======      =======

Weighted-average common shares outstanding during
  the period                                                  3,430        3,430

Incremental shares from assumed conversions of
  convertible preferred stock                                 1,809        1,706
                                                            -------      -------

Fully diluted weighted-average common shares and
  potential commons stock (unaudited)                         5,239        5,136
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

         During the three months ended March 31, 2003 no common or preferred stock was issued, no common stock options were granted and no issued options were exercised.

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

         Upper end department stores face increasing competition. Competition from discount perfumeries, drug chains and lower priced department stores for sales of fragrances and cosmetics. To compete, upper end department stores have cut inventories, reduced co-op advertising, and increased promotions. These tactics may force the Company or its distributors to reduce its prices or increase the cost of its promotions

         The Company's marketing strategy may not be successful. The Company or its distributors may not be able to establish and maintain the necessary sales and distribution channels. Retail outlets and catalogs may choose not to carry the Company's products. The Company or its distributors may not have sufficient funds to successfully market its products if the current marketing strategy is not successful.

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

         The Company relies upon other companies to manufacture its products. The Company relies upon other companies to manufacture its pheromones, supply components, and to blend, fill and package its fragrance products. The Company may not be able to obtain or retain pheromone manufacturers, fragrance suppliers, or component manufacturers on acceptable terms. If not, the Company may not be able to obtain commercial quantities of its products. This would adversely affect operating results.

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

         On April 14, 2003, the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. The Company will continue to focus operations on the marketing of its patented technology to companies with established consumer product franchises while directly managing the on-going development of identified compounds for potential new products.

         All REALM(R) and innerREALM(R) financial activities have been classified as assets to be sold as a result of the April 14, 2003 sale. Therefore reclassifications of certain 2002 financial statement information has been made to present the operating results from on-going operations on a comparable basis.

Three Months ended March 31, 2003 compared to the Three Months ended March 31, 2002

         Net sales and revenues for the first quarter of 2003 were $218,000, representing an increase of 50% from sales of $145,000 for the prior year's quarter. The $103,000, or 104%, increase in license and supply revenues, from customers utilizing the Company's technology as a components in their consumer products, was the result of strong orders from established product lines. There were not any sales of the Natural Attraction(R) products to the international market as we were in the process of changing the bottles used for the line. We will begin shipments with the new bottles in the second quarter.

         Net sales for the quarters ended March 31, 2003 and 2002 were as follows (in thousands).


                                                               2003         2002
                                                               ----         ----
Markets:
 License and Supply Revenues                                   $202         $ 99
 U.S. Retail & Distributor Markets                               16           10
 International Markets                                          --            36
                                                               ----         ----

 Net Sales                                                     $218         $145
                                                               ====         ====


         Gross profit for the quarter ended March 31, 2003 of $153,000 is 44% higher than last years $106,000. As a percentage of sales, gross profit of 70% was less than last years of 73% due to the lower product sales to the international market.

         Research and Development expenses for the first quarters of 2003 and 2002 were $3,000 and $80,000, respectively. As part of the Company's desire to directly control all future research and development work the Company terminated its relationships with its primary consultants in October 2002. The Company incurred very minimal expenses in the first quarter of 2003 since its independent research and development operations had not commenced.

         Selling, general and administrative expenses of $263,000 were consistent with last years first quarter expenses of $263,000. Selling, and marketing and distribution expenses were $10,000 less than the prior year as a result of decreased sales activities in the Southeast Asia markets. General and administrative and facility costs were $10,000 more in the current year's quarter primarily as a result of general cost increases since last year.

         The Company earned $3,000 in net interest income in the current year quarter and earned $5,000 in net interest income during the first quarter of 2002. The decrease is due to lower interest rates.

         The Company recorded no income tax provision in 2003 or 2002, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of March 31, 2003, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,410,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

         On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. The operating results form the assets sold have been classified as assets to be sold and accounted for as a separate line item on the financial statements. For the quarter ending March 31, 2003 income from the assets to be sold was $72,000 which is less than last years $266,000. The reduction was primarily due to no shipments to the international markets this year as economic conditions in the far East have not improved.

LIQUIDITY

         At March 31, 2003, the Company had cash of $1,533,000 with no outstanding bank borrowings and working capital of $1,634,000; at December 31, 2002, it had cash of $1,394,000 with no outstanding bank borrowings and working capital of $1,671,000. For the first quarter of 2003, net cash provided from all activities was $139,000. For the first quarter of 2002, net cash provided from all activities was $106,000.

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

Subsequent Event

         On April 14, 2003 the Company sold to Niche Marketing the assets and worldwide ownership rights to the REALM(R) Women, REALM(R) Men and inner REALM(R) product lines. Included in the sale were all trademarks, trade names, trade dress, goodwill and inventory. The following pro forma balance sheet and income statement presents the effect that the sale of REALM(R) Women, REALM(R) Men and inner REALM(R) product line would have had on the Company's March 31, 2003 operating results and on the balance sheet had the transaction been completed during the current period.

                         Human Pheromone Sciences, Inc.

                     Consolidated Balance Sheet - Pro Forma
                                 March 31, 2003

                                                                                        As                                 Pro Forma
(in thousands except share data)                                                     reported          Adjustments          balance
                                                                                     --------          -----------          -------
Assets
Current assets:
  Cash and cash equivalents                                                          $  1,533           $  1,291           $  2,824
  Accounts receivable, net of allowances of $70                                            59                186                245
  Inventory, net                                                                          107               --                  107
  Assets of discontinued operations                                                       491               (491)              --
  Other current assets                                                                     41               --                   41
                                                                                     --------           --------           --------
Total current assets                                                                    2,231                986              3,217

Property and equipment, net                                                                 4               --                    4
Product licenses                                                                           50               --                   50
                                                                                     --------           --------           --------

                                                                                     $  2,285           $    986           $  3,271
                                                                                     ========           ========           ========

Liabilities, Convertible Redeemable Preferred Stock and
Shareholders' Deficiency

Current liabilities:
  Accounts payable                                                                   $    183           $                  $    183
  Liabilities for discontinued operations                                                 321               (321)              --
  Accrued income taxes                                                                   --                  122                122
  Accrued professional fees                                                                32               --                   32
  Accrued vacation                                                                         42               --                   42
  Other accrued expenses                                                                   19               --                   19
                                                                                     --------           --------           --------
Total current liabilities                                                                 597               (199)               398

Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value,
    10,000,000 shares authorized:
    Series AA 1,433,333 convertible shares issued
      and outstanding, total liquidation value $2,150;                                  2,146               --                2,146
    Series BB 17,448 convertible shares issued and
      outstanding, total liquidation value $1,745                                       1,560               --                1,560
                                                                                     --------           --------           --------
Total convertible redeemable preferred stock                                            3,706               --                3,706
                                                                                     --------           --------           --------

Shareholders' deficiency:
  Common stock, no par value, 13,333,333 shares
    authorized, 3,429,839 shares issued and outstanding                                17,667               --               17,667
  Accumulated deficit                                                                 (19,685)             1,185            (18,500)
                                                                                     --------           --------           --------
Total shareholders' deficiency                                                         (2,018)             1,185               (833)
                                                                                     --------           --------           --------
                                                                                     $  2,285           $    986           $  3,271
                                                                                     ========           ========           ========

                         Human Pheromone Sciences, Inc.

                    Consolidated Statements of Operations and
                     Comprehensive Income (Loss) - Pro Forma
                       Three months ending March 31, 2003

                                                                                           As                              Pro Forma
(in thousands except per share data)                                                    reported         Adjustments        balance
                                                                                        --------         -----------        -------
Net revenue, including license fees of $463                                              $   218           $  --            $   218
Cost of goods sold                                                                            65              --                 65
                                                                                         -------           -------          -------

Gross profit                                                                                 153              --                153
                                                                                         -------           -------          -------

Operating expenses:
    Research and development                                                                   3              --                  3
    Selling, general and administrative                                                      263              --                263
                                                                                         -------           -------          -------

Total operating expenses                                                                     266              --                266
                                                                                         -------           -------          -------

Loss from operations                                                                        (113)             --               (113)
                                                                                         -------           -------          -------

Other (expense) income
    Interest income (expense)                                                                  3              --                  3
    Other (expense)                                                                         --                --               --
                                                                                         -------           -------          -------
Total other income (expense)                                                                   3              --                  3
                                                                                         -------           -------          -------

Net loss from on-going operations                                                           (110)             --               (110)

Net income and net gain assets to be sold                                                     72             1,185            1,257
                                                                                         -------           -------          -------

Net income (loss) available to common shareholders                                       $   (38)          $ 1,185          $ 1,147
                                                                                         =======           =======          =======

Net (loss) per common share-basic
      From on-going operations                                                           $ (0.03)          $  --            $ (0.03)
      From discontinued operations                                                       $  0.02           $  0.35          $  0.37
      Net income (loss)                                                                  $ (0.01)          $  0.35          $  0.34

Net (loss) per common share-fully diluted
     From continuing operations                                                                                             $ (0.02)
     From discontinued operations                                                                                           $  0.24
     Net income (loss)                                                                                                      $  0.22

Weighted average common shares outstanding - basic                                         3,430                              3,430
                                                                                         =======                            =======

Weighted average common shares outstanding - fully diluted                                                                    5,136
                                                                                                                            =======

Item 3.  Controls and Procedures

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

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K - None


Exhibit 99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to U.S.C. 1350

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                            HUMAN PHEROMONE SCIENCES, INC.
                                            Registrant

Date:  May 13, 2003                         /s/ William P. Horgan
                                            ------------------------------------
                                            William P. Horgan
                                            Chairman and Chief Executive Officer




Date:  May 13, 2003                         /s/ Gregory S. Fredrick
                                            ------------------------------------
                                            Gregory S. Fredrick
                                            Vice President Finance

                                 CERTIFICATIONS


I , William P. Horgan, certify that:

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


Date: May 13, 2003

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


Date: May 13, 2003

/s/ Gregory S. Fredrick
------------------------
Chief Financial Officer