Form 10QSB
period 2003-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2003-08-14
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (MARK ONE)

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

       [   ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934  (no fee required)


                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                 (Name of small business issuer in its charter)

          California                                             94-3107202
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employee
 incorporation or organization)                              Identification No.)


84 West Santa Clara Street, San Jose, California                    95113
------------------------------------------------                 ----------
    (Address of principal executive offices)                     (Zip code)


                    Issuer's telephone number: (408) 938-3030
                                                -------------

         ---------------------------------------------------------------
          (Former name or former address, if changed since last report)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,027,616 shares of Common Stock as of July 31, 2003.

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
                 and December 31, 2002.......................................................................3

                 Consolidated Statements of Operations and Comprehensive Income /Loss (Unaudited) for the
                 For the Three and Six Months Ended June 30, 2003 and 2002...................................4

                 Consolidated Statements of Cash Flows (Unaudited) for the Six Months
                 Ended June 30, 2003 and 2002................................................................5

                 Notes to Consolidated Financial Statements (Unaudited)......................................6

         Item 2. Management's Discussion and Analysis

                 Management's Discussion and Analysis of Financial Conditions and Results of Operations .....9

         Item 3. Controls and Procedures....................................................................15

PART II
OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds..................................................16

         Item 4. Submission of Matters to a Vote of  Security Holders>>.....................................16

         Item 6. Exhibits and Reports on Form 8-K  .........................................................16

SIGNATURES..................................................................................................17

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                         Human Pheromone Sciences, Inc.
                           Consolidated Balance Sheets

                                                                                         June 30,    December 31,
(in thousands except share data)                                                           2003          2002
----------------------------------------------------------------------------------     -----------   -----------
                                                                                       (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                              $  2,057      $  1,394
  Accounts receivable, net of allowances of $12,000 and $70,000
   in 2003 and 2002, respectively                                                             142           249
  Inventories, net                                                                            110           151
  Assets to be sold                                                                            --           493
  Other current assets                                                                         41            10
                                                                                         --------      --------
Total current assets                                                                        2,350         2,297

Property and equipment, net                                                                     9             5
Product licenses                                                                               50            50
                                                                                         --------      --------
                                                                                         $  2,409      $  2,352
                                                                                         ========      ========

Liabilities, Convertible Redeemable Preferred Stock and Shareholders'
Equity (Deficiency)

Current liabilities:
 Accounts payable                                                                        $     58      $    186
 Liabilities associated with assets to be sold                                                 --           330
 Accrued income tax                                                                            21            --
 Accrued professional fees                                                                     42            57
 Accrued vacation                                                                              43            34
 Other accrued expenses                                                                        18            19
                                                                                         --------      --------
Total current liabilities                                                                     182           626
                                                                                         --------      --------

Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized, Series AA 100,000 and 1,433,333 convertible shares issued and outstanding in 2003 and 2002, respectively
    (total liquidation value $150 and $2,150, respectively)                                   150         2,146
  Series BB 17,448 convertible shares issued and outstanding
    at December 31, 2002 (total liquidation value $1,745)                                      --         1,560
                                                                                         --------      --------
Total convertible redeemable preferred stock                                                  150         3,706
                                                                                         --------      --------

Shareholders' equity (deficiency):
  Common stock, no par value, 13,333,333 shares authorized, 4,027,616 and
    3,429,839 shares issued and outstanding at 2003 and 2002, respectively                 20,717        17,667
  Accumulated deficit                                                                     (18,640)      (19,581)
  Foreign currency translation                                                                 --           (66)
                                                                                         --------      --------
Total shareholders' equity (deficiency)                                                     2,077        (1,980)
                                                                                         --------      --------
                                                                                         $  2,409      $  2,352
                                                                                         ========      ========

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)

                                                          Three months ended June 30,  Six months ended June 30,
                                                          ---------------------------  -------------------------
(in thousands except per share data)                            2003          2002          2003          2002
                                                              -------       -------       -------       -------

Net revenues                                                       61           146           279           291
Cost of goods sold                                                 19            42            84            81
                                                              -------       -------       -------       -------

Gross profit                                                       42           104           195           210

Operating Expenses:
   Research and development                                         4            82             7           162
   Selling, general and administrative                            264           226           527           489
                                                              -------       -------       -------       -------

Total operating expenses                                          268           308           534           651
                                                              -------       -------       -------       -------

Income (loss) from operations                                    (226)         (204)         (339)         (441)

Other income (expense)
   Interest income (net)                                            5             5             8            10

Income tax benefit from on-going operations                        33          --              33          --

                                                              -------       -------       -------       -------
Income (loss) from on-going operations                           (188)         (199)         (298)         (431)

Net income from discontinued operations                             7            81            79           347
Net gain from sale of assets                                    1,226          --           1,226          --
                                                              -------       -------       -------       -------

Net income (loss) available to common shareholders              1,045          (118)        1,007           (84)

Other comprehensive loss - translation adjustment                --               2          --               2
                                                              -------       -------       -------       -------

Comprehensive income (loss)                                   $ 1,045       $  (116)      $ 1,007       $   (82)

                                                              =======       =======       =======       =======

Net income (loss) per common share- basic
    From on-going operations                                  $ (0.05)      $ (0.06)      $ (0.08)      $ (0.12)
    From discontinued operations                              $  0.00       $  0.02       $  0.02       $  0.10
    From assets sold                                          $  0.33       $  0.00       $  0.34       $  0.00
                                                              -------       -------       -------       -------
    Net income (loss)                                         $  0.28       $ (0.04)      $  0.28       $ (0.02)
                                                              =======       =======       =======       =======

Net income (loss) per common share-fully diluted
    From on-going operations                                  $ (0.04)      $ (0.06)      $ (0.06)      $ (0.12)
    From discontinued operations                              $  0.00       $  0.02       $  0.02       $  0.10
    From assets sold                                          $  0.26       $  0.00       $  0.24       $  0.00
                                                              -------       -------       -------       -------
    Net income (loss)                                         $  0.22       $ (0.04)      $  0.20       $ (0.02)
                                                              =======       =======       =======       =======

Weighted average common shares outstanding- basic               3,686         3,430         3,558         3,430
                                                              =======       =======       =======       =======
Weighted average common shares outstanding -
 fully diluted                                                  4,773         3,430         5,011         3,430
                                                              =======       =======       =======       =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                               Six months ended
                                                                   June 30,
                                                             -------------------

(in thousands)                                                 2003      2002
---------------------------------------------------------    -------    --------


Cash flows from operating activities
Net income (loss)                                            $ 1,007    $   (84)
Net income from discontinued operations                           79        347
Net income from sale of assets                                 1,226         --
                                                             -------    -------
Net loss from on-going operations                               (298)      (431)

Adjustments to reconcile net income to net cash provided
 or used by operating activities:
  Depreciation and amortization                                    2          4
  Changes in operating assets and liabilities:
    Accounts receivable                                           41         23
    Inventories                                                   40         11
    Other current assets                                         (30)       (28)
    Accounts payable and accrued liabilities                     (79)       (24)
                                                             -------    -------
Net cash used by on-going operating activities                  (324)      (445)
                                                             -------    -------
Net cash provided by operations of assets sold                   156        383
                                                             -------    -------


Cash flows provided (used) in investing activities
Sale of Realm assets                                           1,342         --
Acquisition of fixed assets                                       (6)        --
                                                             -------    -------
Net cash provided by investing activities                      1,336         --

Cash flows used in financing activities
Purchase of Series BB preferred stock                           (505)        --

Effect of exchange rate on cash                                   --          2
                                                             -------    -------

Net increase in cash and cash equivalents                        663        (60)
Cash and cash equivalents at beginning of period               1,394      1,355
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 2,057    $ 1,295
                                                             =======    =======

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                  June 30, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. In April 2000, the Company licensed the sale of its REALM fragrance products through department and specialty stores across the United States and selected international markets to Niche Marketing, Inc. In April 2003 the Company sold the REALM(R) and innerREALM(R) brands and trademarks to Niche Marketing Group, Inc. The Company will continue to license and sell its human pheromones for inclusion in other companies products in exchange for supply revenues and/or royalties, and will continue to involved in brand and product development.

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at June 30, 2003 consists of finished goods inventory valued at $17,000 and raw materials of $93,000. At December 31, 2002, these balances were $14,000 and $137,000, respectively.

Sale of Assets

         On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. .Assets consisting REALM and innerREALM trademarks, inventory and product licenses were sold resulting in a net gain of $1,226,000. All REALM and innerREALM operating results have been classified as discontinued operations, $79,000 for the six months ending June 30, 2003 and $347,000 the comparable period in 2002. Reclassifications of certain 2002 financial statement information have been made to present the operating results from on-going operations on a comparable basis.

License Fees

         The Company capitalizes license fees paid for the rights to use new pheromone discoveries. License agreements for pheromones and products that are not yet available for sale are not subject to amortization in accordance with Statement of Financial Accounting Standards No. 142: Goodwill and Other Intangible Assets.

         The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the license agreements may not be recoverable. When factors indicate that the value license may be impaired, the Company estimates the remaining value and reduces the license agreement to that amount.

Income Taxes

         The Company has recorded a tax provision of $22,000 for 2003 and no income tax provision for 2002, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of June 30, 2003, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,410,000. California has suspended for 2003 the utilization of operating loss carry forwards which will result in a tax liability for the year if the Company's taxes exceed the available Research & Development tax credit of $82,000.

Earnings (Loss) Per Share

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

         As of June 30, 2003 and 2002, the unaudited components of basic and diluted earnings per share are as follows (all amounts are in thousands):

                                                                                     2003                2002
                                                                                  ----------           --------

         Net income (loss) available to common shareholders                       $    1,007           $    (84)
                                                                                  ==========           ========

         Weighted-average common shares outstanding during the period                  3,558              3,430

         Incremental shares from assumed conversions of convertible
         preferred stock and stock options                                             1,453              1,721
                                                                                  ----------           --------

         Fully diluted weighted-average common shares and potential
         commons stock (unaudited)                                                     5,011              5,151
                                                                                  ==========           ========

Convertible Redeemable Preferred Stock

         On May 22, 2003 the Company purchased, from a fund of whom a board member is a general partner, all of the outstanding shares of its Series BB Preferred Stock for $505,000. In a related transaction 1,333,333 shares of Series AA Preferred Stock was converted into 597,777 shares of common stock.

Capital Stock and Stock Options

         Outstanding options to purchase shares of common stock and potential common shares issuable upon conversion of preferred stock are excluded from the computation of diluted earnings per share since when the average stock price for the period is less than the exercise price of outstanding options or when their effect would be antidilutive.

         On June 25, 2003 the Board of Directors adopted the 2003 Nonemployee Directors Stock Option Plan of Human Pheromone Sciences, Inc. A maximum of 300,000 shares of commons tock may be issued on exercise of the Options granted pursuant to this plan. The plan will expire June 24, 2010. This plan replaces the previous plan which expired June 13, 2003.

         During the three months ended June 30, 2003 no common or preferred stock was issued, common stock options totaling 80,000 shares under the 2003 Non Employee Directors Stock Option Plan were granted and no issued options were exercised.

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

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. The Company has classified redeemable preferred stock as a separate liability.

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

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         The Company has not had sustained profitable operations since 1997. Since 1997, the Company has incurred losses from operations. The Company's business model is based on obtaining product-licensing agreements. While the
Company anticipates that this business model will result in profitable operations, the Company's license based business model may not be successful..

         The Company's marketing strategy may not be successful. The Company or its distributors and licensees may not be able to establish and maintain the necessary sales and distribution channels. Retail outlets and catalogs may choose not to carry the Company's or its licensees' products. The Company, its licensees or its distributors may not have sufficient funds to successfully market its products if the current marketing strategy is not successful.

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

         The Company's ongoing research and product development efforts may not be successful. While the Company plans to initiate several studies on human subjects, the products being tested may not be effective.

         The Company, its distributors and licensees may not be able to effectively compete with larger companies or with new products. The fragrance, toiletries and cosmetics markets are extremely competitive. Many competitive products are better known than the Company's products and compete for advertising and retail shelf space. Many competitors have significantly greater resources that will allow them to develop and introduce new competing products or increase the promotion of current products.

         The product life cycle of these products can be very short. Changing fashions and fads can dramatically shift consumer preferences and demands. Traditional fragrance, toiletries and cosmetics companies introduce a new products every year or so. Changing fashions and new products may reduce the chance of creating long term brand loyalty to human pheromone-based products.

         The current retail environment may cause pricing and promotional pressures. Less than ten companies control the majority of the sales in the U.S. in the fragrance, toiletries and cosmetics arena. Because of their market share, each company will have significant power to determine the price and promotional terms that the Company and its licensees or distributors must meet in order to introduce and sell its products to the consumer.

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

         All REALM(R) and innerREALM(R) financial activities have been classified as assets to be sold as a result of the April 14, 2003 sale. Therefore reclassifications of certain 2002 financial statement information have been made to present the operating results from on-going operations on a comparable basis.

Three  Months  ended June 30, 2003  compared to the Three  Months ended June 30,
2002

         Net sales and revenues for the second quarter of 2003 were $61,000, representing an decrease of 58% from sales of $146,000 for the prior year's quarter. The $78,000, or 63%, decrease in license and supply revenues, from customers utilizing the Company's technology as a components in their consumer products, was the result of strong orders in the first quarter of the current year that resulted in lower shipments in the second quarter from established product lines. Sales of the Natural Attraction(R) products to the international and U.S. distributors utilizing a new bottle design began the last week of the quarter when the first production run was completed. Several pending orders could not be shipped during the quarter because of a delay in receipt of components; these will carry-over to the next quarter.


         Net sales for the quarters ended June 30, 2003 and 2002 were as follows (in thousands).

                                                              2003          2002
--------------------------------------------------------------------------------
 Markets:
License and Supply Revenues                                   $ 45          $123
Direct Marketing                                                10            23
U.S. Retail & Distributor Markets                                5            --
International Markets                                            1            --
                                                              ----          ----

Net Sales                                                     $ 61          $146
                                                              ====          ====

         Gross profit for the quarter ended June 30, 2003 of $42,000 is 60% less than last years $104,000. As a percentage of sales, gross profit of 69% was slightly less than last years of 71% due to a reduction of license fees revenue earned during the quarter.

         Research and Development expenses for the first quarters of 2003 and 2002 were $4,000 and $82,000, respectively. As part of the Company's desire to directly control all future research and development work the Company terminated its relationships with its primary consultants in October 2002. The Company incurred very minimal expenses in the second quarter of 2003 since its independent research and development efforts had not commenced.

         Selling, general and administrative expenses of $264,000 were higher than last years second quarter expenses of $226,000. Selling, and marketing and distribution expenses were $7,000 less than the prior year as a result of decreased sales activities for Natural Attraction as the new bottle inventory was not available for the majority of the quarter. General, administrative and facility costs were $45,000 more in the current year's quarter due to last years $32,000 bad debt recovery and $9,000 of expenses related to the annual shareholder meeting which was held in the third quarter last year and additional SEC filings and related cost resulting from the sale of Realm and redemption and conversion of the Company's Series BB preferred stock.

         The Company earned $5,000 in net interest income in both 2003 and 2002. The increase in cash balances was offset by lower interest rates earned.

         The Company has recorded a tax provision of $22,000, due primarily to a valuation allowance on deferred tax assets being recorded, and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of June 30, 2003, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,410,000. However, California has suspended for 2003 the utilization of operating losses carried forward which will result in a tax liability for the year if the Company's taxes exceed the available Research & Development tax credit of $82,000

         On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. Assets consisting REALM and innerREALM trademarks, inventory and product licenses were sold resulting in a net gain of $1,226,000. All REALM and innerREALM operating results have been classified as discontinued operations, for the quarter ending June 30, 2003 income from these operations were $7,000 which is less than last years $81,000. The reduction was primarily due to the sale which was the third week of the quarter.


Six Months ended June 30, 2003 as compared to the Six Months ended June 30, 2002

         Net revenues for the six months ended June 30, 2003 were $279,000. This was a 4% decrease from net revenues of $291,000 for the first half of 2002. License and supply revenues increased by $25,000 for the first six months of 2003 to $247,000 as a result of increased licensing and supply activities to Avon Products in 2003. Sales in International markets decreased by $35,000 due to the conversion to a new bottle for the Natural Attraction product line, and reduced promotional efforts.

         Net sales for the six months ended June 30, 2003 and 2002 were as follows:

================================================================================
 Markets                                                           2003     2002
--------------------------------------------------------------------------------

License and Supply Revenues                                        $247     $222
Direct Marketing                                                     20       31
U.S. Retail & Distributor Markets                                    11        2
International Markets                                                 1       36
                                                                   ----     ----

Net Sales                                                          $279     $291

         Gross profit for the first half of 2003 declined 7% to $195,000 from $210,000 in 2002. The decrease is the result of reduced license revenue from a single customer. Gross profit as a percentage of revenues decreased to 70% compared to 72% in 2002 a result of the reduced license revenue.

         Research and Development expenses for the first half of 2003 and 2002 were $7,000 and $162,000, respectively. The Company has ended its relationship with Pherin Pharmaceuticals and plans to conduct its own independent research and development operations, which have not commenced as of June 30, 2003.

         Selling, general and administrative expenses for the first half of 2003 were $527,000 and $489,000 for the comparable period of 2002. Selling, marketing and distribution expenses are $10,000 less than the prior year as Natural Attraction sales activity was limited awaiting the new component inventory. Selling, administrative and facilities were $ 48,000 more than last year. In 2002 a $32,000 bad debt recovery was made and no similar recovery was made in 2003. Additional administrative costs were incurred this year due to the sale of assets in April 2003, the redemption and conversion of the of Company's Series BB preferred stock in May 2003.

         The Company's cash balances generated $8,000 in net interest income during the first half of 2003, as compared to $10,000 in 2002. The decrease is due to reduced interest rates.

LIQUIDITY  AND CAPITAL RESOURCES

         At June 30, 2003, the Company had cash of $2,057,000 with no outstanding bank borrowings and working capital of $2,068,000; at December 31, 2002, it had cash of $1,394,000 with no outstanding bank borrowings and working capital of $1,671,000. For the first six months of 2003, net cash provided from all activities was $663,000. For the first six months of 2002, net cash used from all activities was $60,000.

         On May 2, 2003, the Company renewed a its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a revolving line of credit. The Company may borrow up to $500,000 at an interest rate equal to the Bank's prime rate plus 0.75% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on May 3, 2004, contains certain debt-to-equity and working capital covenants. At June 30, 2003 the Company was in compliance with such covenants.

         On May 22, 2003 the Company purchased, from a fund of whom a board member is a general partner, all of the outstanding shares of its Series BB Preferred Stock for $505,000. In a related transaction, with the same fund, 1,333,333 shares of Series AA Preferred Stock was converted into 597,777 shares of common stock.

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

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. The Company has classified redeemable preferred stock as a separate liability.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition and license fees. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Subsequent Event

         On July 1, 2003 Michael D. Kaufman, a director since August 1997, resigned from the Board of Directors. Mr. Kaufman determined that his other business commitments would consume significantly more of his time, and prevent him from devoting the amount of time necessary to fulfill his duties and responsibilities as a Board member.

Item 3.  Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

         On May 22, 2003 the Company purchased, from a fund of whom a board member is a general partner, all 17,448 outstanding shares of its Convertible Redeemable Series BB Preferred Stock for $505,000. In a related transaction, with the same fund, 1,333,333 shares of Convertible Redeemable Series AA Preferred Stock was converted into 597,777 shares of common stock. At the conclusion of the transaction 100,000 shares of the Convertible Redeemable Series AA Preferred Stock was outstanding.


Item 4.  Submission of Matters to a Vote of  Security Holders

         The Company's annual shareholder meeting was held on June 18, 2003, at which the following proposal was approved:

         Proposal 1:  Election for the following Directors:

         ---------------------------- ------------------- ----------------------
         Name                              Votes For        Votes Withheld
         ---------------------------- ------------------- ----------------------
         William P. Horgan                 4,056,203            92,356
         ---------------------------- ------------------- ----------------------
         Bernard I. Grosser, M.D.          4,055,224            93,335
         ---------------------------- ------------------- ----------------------
         Michael D. Kaufman (1)              642,611                 -
         ---------------------------- ------------------- ----------------------
         Helen C. Leong                    4,055,224            93,335
         ---------------------------- ------------------- ----------------------
         Robert Marx                       4,055,224            93,335
         ---------------------------- ------------------- ----------------------

         (1) Michael D. Kaufman was nominated and elected by the holders of the Series AA Preferred Stock.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

              Exhibit 10.27  Business Loan Agreement dated May 2, 2003

              Exhibit 10.28 2003 Nonemployee Directors Stock Option Plan of Human Pheromone Sciences, Inc.

              Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

              Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

              Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

         b. Reports on Form 8-K

              The Company filed Form 8-K on April 29, 2003 in connection with the sale of assets transaction.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                          HUMAN PHEROMONE SCIENCES, INC.
                                          Registrant


Date:  August 11, 2003                    /s/ William P. Horgan
                                          ---------------------
                                          William P. Horgan
                                          Chairman and Chief Executive Officer


Date:  August 11, 2003                    /s/ Gregory S. Fredrick
                                          -----------------------
                                          Gregory S. Fredrick
                                          Vice President Finance