Form 10QSB
period 2003-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2003-11-13
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
          ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

    [   ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934  (no fee required)


                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
          -------------------------------------------------------------
                 (Name of small business issuer in its charter)

          California                                           94-3107202
---------------------------------                       ------------------------
(State or other jurisdiction                                (I.R.S. employee
of incorporation or organization)                           Identification No.)


 84 West Santa Clara Street, San Jose, California                95113
--------------------------------------------------      ------------------------
    (Address of principal executive offices)                  (Zip code)


                    Issuer's telephone number: (408) 938-3030
                                               --------------

                                 Not applicable
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,027,616 shares of Common Stock as of October 31, 2003.

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of September 30, 2003 (Unaudited)
                  and December 31, 2002...........................................................................3

                  Consolidated Statements of Operations and Comprehensive Income /Loss (Unaudited) for the
                  For the Three and Nine Months Ended September 30, 2003 and 2002.................................4

                  Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
                  Ended September 30, 2003 and 2002...............................................................5

                  Notes to Consolidated Financial Statements (Unaudited) .........................................6

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Conditions and Results of Operations .........9

         Item 3. Controls and Procedures.........................................................................15

PART II
OTHER INFORMATION

         Item 5. Other Information...............................................................................16

         Item 6. Exhibits and Reports on Form 8-K ...............................................................16

SIGNATURES.......................................................................................................17

                                       2

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
                                              Human Pheromone Sciences, Inc.
                                                Consolidated Balance Sheets

                                                                                                September 30,     December 31,
(in thousands except share data)                                                                    2003              2002
----------------------------------------------------------------------------------                --------          --------
                                                                                                 (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                                       $  1,860          $  1,394
  Accounts receivable, net of allowances of
   $12,000 and $70,000 in 2003 and 2002, respectively                                                  250               249
  Inventories, net                                                                                      68               151
  Assets to be sold                                                                                   --                 493
  Other current assets                                                                                  46                10
                                                                                                  --------          --------
Total current assets                                                                                 2,224             2,297

Property and equipment, net                                                                              9                 5
Product licenses                                                                                        50                50
                                                                                                  --------          --------
                                                                                                  $  2,283          $  2,352
                                                                                                  ========          ========
Liabilities, Convertible Redeemable Preferred Stock and Shareholders'
Equity (Deficiency)
Current liabilities:
 Accounts payable                                                                                 $     39          $    186
 Liabilities associated with assets to be sold                                                        --                 330
 Deferred revenue                                                                                        3              --
 Accrued income tax                                                                                     15              --
 Accrued professional fees                                                                              52                57
 Accrued vacation                                                                                       45                34
 Other accrued expenses                                                                                 18                19
                                                                                                  --------          --------
Total current liabilities                                                                              172               626
                                                                                                  --------          --------
Commitments and Contingencies

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized, Series AA 100,000 and 1,433,333  convertible
    shares issued and outstanding in 2003 and 2002, respectively
    (total liquidation value $150 and $2,150, respectively)                                            150             2,146
     Series BB 17,448 convertible shares issued and outstanding
      at December 31, 2002 (total liquidation value $1,745)                                           --               1,560
                                                                                                  --------          --------
Total convertible redeemable preferred stock                                                           150             3,706
                                                                                                  --------          --------
Shareholders' equity (deficiency):
   Common stock, no par value, 13,333,333 shares authorized, 4,027,616 and
    3,429,839 shares issued and outstanding at 2003 and 2002, respectively                          20,717            17,667
  Accumulated deficit                                                                              (18,756)          (19,581)
  Foreign currency translation                                                                        --                 (66)
                                                                                                  --------          --------
Total shareholders' equity (deficiency)                                                              1,961            (1,980)
                                                                                                  --------          --------
                                                                                                  $  2,283          $  2,352
                                                                                                  ========          ========

See accompanying notes to consolidated financial statements

                         Human Pheromone Sciences, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)

(in thousands except per share data)                                               Three months ended           Nine months ended
                                                                                  ---------------------       ---------------------
                                                                                      September 30,               September 30,
                                                                                  ---------------------       ---------------------
                                                                                   2003          2002          2003           2002
                                                                                  -------       -------       -------       -------
Net revenues                                                                      $   227       $   165       $   506       $   456
Cost of goods sold                                                                     73            54           157           135
                                                                                  -------       -------       -------       -------
Gross profit                                                                          154           111           349           321

Operating Expenses:
   Research and development                                                            11            80            18           242
   Selling, general and administrative                                                276           270           803           759
                                                                                  -------       -------       -------       -------

Total operating expenses                                                              287           350           821         1,001
                                                                                  -------       -------       -------       -------

Income (Loss) from operations                                                        (133)         (239)         (472)         (680)

Other income and (expense)
   Interest income (expense)                                                            4             6            12            16
   Other income (expense)                                                              20            11            20            11
                                                                                  -------       -------       -------       -------
Total other income and (expense)                                                       24            17            32            27

Income tax benefit from on-going operations                                             1          --              34          --
                                                                                  -------       -------       -------       -------
Income (loss) from on-going operations                                               (108)         (222)         (406)         (653)

Net income from discontinued operations                                              --             134            79           481
Net gain from sale of assets                                                           (8)         --           1,218          --
                                                                                  -------       -------       -------       -------
Net income (loss) available to common shareholders                                   (116)          (88)          891          (172)

Other comprehensive income - translation adjustment                                  --            --            --               2
                                                                                  -------       -------       -------       -------

Comprehensive income (loss)                                                       $  (116)      $   (88)      $   891       $  (170)
                                                                                  =======       =======       =======       =======

Net income (loss) per common share- basic
    From on-going operations                                                      $ (0.03)      $ (0.07)      $ (0.11)      $ (0.19)
    From discontinued operations                                                  $  0.00       $  0.04       $  0.02       $  0.14
    From assets sold                                                              $  0.00       $  0.00       $  0.33       $  0.00
    Net income (loss)                                                             $ (0.03)      $ (0.03)      $  0.24       $ (0.05)

Net income (loss) per common share-fully diluted
    From on-going operations                                                      $ (0.03)      $ (0.07)      $ (0.09)      $ (0.19)
    From discontinued operations                                                  $  0.00       $  0.04       $  0.02       $  0.14
    From assets sold                                                              $  0.00       $  0.00       $  0.26       $  0.00
    Net income (loss)                                                             $ (0.03)      $ (0.03)      $  0.19       $ (0.05)

Weighted average common shares outstanding - basic                                  4,028         3,430         3,717         3,430
                                                                                  =======       =======       =======       =======
Weighted average common shares outstanding - fully diluted                          4,028         3,430         4,731         3,430
                                                                                  =======       =======       =======       =======

See accompanying notes to consolidated financial statements

                         Human Pheromone Sciences, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                             Nine months ended
                                                               September 30,
                                                            -------------------
(in thousands)                                               2003         2002
                                                            -------     -------
Cash flows from operating activities
Net income (loss)                                           $   891     $  (172)
Net income from discontinued operations                          79         481
Net income from sale of assets                                1,218        --
                                                            -------     -------
Net loss from on-going operations                              (406)       (653)

Adjustments to reconcile net income to net cash
provided or used by operating activities:
  Depreciation and amortization                                   3           5
  Changes in operating assets and liabilities:
    Accounts receivable                                        (165)          4
    Inventories                                                  82           9
    Other current assets                                        (35)        (20)
    Accounts payable and accrued liabilities                    (92)       --
    Deferred revenue                                              3
                                                            -------     -------
Net cash used by on-going operating activities                 (610)       (655)
                                                            -------     -------
Net cash provided by operations of assets sold                  153         413
                                                            -------     -------

Cash flows provided (used) in investing activities
Sale of Realm assets                                          1,435        --
Acquisition of fixed assets                                      (7)         (1)
                                                            -------     -------
Net cash provided by investing activities                     1,428        --

Cash flows used in financing activities
Purchase of Series BB preferred stock                          (505)       --
                                                            -------     -------
Net cash used in financing                                     (505)       --

Effect of exchange rate on cash                                --             2
                                                            -------     -------

Net increase in cash and cash equivalents                       466        (241)
Cash and cash equivalents at beginning of period              1,394       1,355
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 1,860     $ 1,114
                                                            =======     =======


See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

                               September 30, 2003

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

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at September 30, 2003 consists of finished goods inventory valued at $18,000 and raw materials of $50,000. At December 31, 2002, these balances were $14,000 and $137,000, respectively.

Sale of Assets

         On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. Assets consisting REALM and innerREALM trademarks, inventory and product licenses were sold resulting in a net gain of $1,218,000. All REALM and innerREALM operating results have been classified as discontinued operations, $79,000 for the nine months ending September 30, 2003 and $481,000 the comparable period in 2002. Reclassifications of certain 2002 financial statement information have been made to present the operating results from on-going operations on a comparable basis.

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

Income Taxes

         The Company has recorded a tax provision of $22,000 for 2003 and no income tax provision for 2002, due primarily to a valuation allowance on deferred tax assets being recorded, and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of September 30, 2003, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,410,000. California has suspended for 2003 the utilization of operating loss carry forwards which will result in a tax liability for the year if the Company's taxes exceed the available Research & Development tax credit of $82,000.

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

         As of September 30, 2003 and 2002, the unaudited components of basic and diluted earnings per share are as follows (all amounts are in thousands):

                                                                 2003     2002
                                                                ------  -------

Net income (loss) available to common shareholders              $  891  $  (172)
                                                                ======  =======



Weighted-average common shares outstanding during the period     3,717    3,430

Incremental shares from assumed conversions of convertible
preferred stock and stock options                                1,014     --
                                                                ------  -------

Fully diluted weighted-average common shares and potential
commons stock (unaudited)                                        4,731    3,430
                                                                ======  =======


Convertible Redeemable Preferred Stock

         On May 22, 2003 the Company purchased, from a fund of whom a board member was the general partner, all of the outstanding shares of its Series BB Preferred Stock for $505,000. In a related transaction 1,333,333 shares of Series AA Preferred Stock was converted into 597,777 shares of common stock.

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

         During the three months ended September 30, 2003 no common or preferred stock was issued, and no stock options were issued. During the quarter 45,000 stock options expired.

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


Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         The Company has not had sustained profitable operations since 1997. Since 1997, the Company has incurred losses from operations. The Company's business model is based on obtaining product-licensing agreements. While the
Company anticipates that this business model will result in profitable operations, the Company's license based business model may not be successful.

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

         The current retail environment may cause pricing and promotional pressures. Less than ten companies control the majority of the sales in the U.
S. in the fragrance, toiletries and cosmetics arena. Because of their market share, each company will have significant power to determine the price and promotional terms that the Company and its licensees or distributors must meet in order to introduce and sell its products to the consumer.

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

         The Company relies upon other companies to manufacture its products. The Company relies upon other companies to manufacture its pheromones, supply components, and to blend, fill and package its fragrance products. The Company may not be able to obtain or retain pheromone manufacturers, fragrance suppliers, or component manufacturers on acceptable terms. If the Company is unable to obtain commercial quantities of its products the operating results would be adversely effected.

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

Three Months ended September 30, 2003 compared to the Three Months ended September 30, 2002

         Net sales and revenues for the third quarter of 2003 were $227,000, representing an increase of 38% from sales of $165,000 for the prior year's quarter. The $40,000, or 26%, increase in license and supply revenues, from customers utilizing the Company's technology as a components in their consumer products, was due to deferred purchases from the second quarter of the current year. Sales of the Natural Attraction(R) products specifically manufactured for international distributors commenced during the 2003 quarter resulting in sales of $23,000.

         Net sales for the quarters ended September 30, 2003 and 2002 were as follows (in thousands):

                                                                2003     2002
-------------------------------------------------------------------------------
Markets:
 License and Supply Revenues                                   $195      $155
 Direct Marketing                                                 8        10
 U.S. Retail & Distributor Markets                                1       --
 International Markets                                           23       --
                                                               ----      ----
 Net Sales                                                     $227      $165
                                                               ====      ====

         Gross profit for the quarter ended September 30, 2003 of $154,000 is 39% more than last years $111,000. As a percentage of sales, gross profit of 68% is slightly better than last years of 67% due to reductions in cost of goods sold.

         Research and Development expenses for the third quarter of 2003 were $11,000 compared to $80,000 in 2002. The Company desires to directly control all future research and development work; as such the Company terminated its relationships with its primary consultants in October 2002. The Company incurred very minimal expenses in the third quarter of 2003 since its independent research and development efforts had not commenced.

         Selling, general and administrative expenses of $276,000 were comparable to last year's third quarter expenses of $270,000. Selling, and marketing and distribution expenses were $9,000 more than the prior year as we begin to fund product and marketing development activities for Natural Attraction. General, administrative and facility costs were $3,000 less in the current year with employee related costs slightly more than last year off set by reducing other expenses.

         The Company earned $4,000 and $6,000 in net interest income in 2003 and 2002, respectively. The increase in cash balances was offset by lower interest rates earned.

         The Company has recorded a tax provision of $22,000, due primarily to a valuation allowance on deferred tax assets being recorded, and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of September 30, 2003, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,410,000. However, California has suspended for 2003 the utilization of operating losses carried forward which will result in a tax liability for the year if the Company's taxes exceed the available Research & Development tax credit of $82,000.

         On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. Assets consisting REALM and innerREALM trademarks, inventory and product licenses were sold resulting in a year to date net gain of $1,218,000, with $8,000 of expense recorded this quarter for legal fees for the transfer of trademarks. All REALM and innerREALM operating results have been classified as discontinued operations; for the quarter ending September 30, 2003 no income or loss was incurred from these operations. For the three months ended September 30, 2002 these operations produced $134,000 of income.

Nine Months ended September 30, 2003 as compared to the Nine Months ended September 30, 2002

         Net revenues for the nine months ended September 30, 2003 were $506,000. This was an 11% increase from net revenues of $456,000 for the first nine months of 2002. License and supply revenues increased by $66,000 for the first nine months of 2003 to $442,000 as a result of increased licensing and supply activities to Avon Products in 2003. Sales in International markets decreased by $12,000 due to the delayed receipt of new bottles for the Natural Attraction product line, and reduced promotional efforts.

         Net sales for the nine months ended September 30, 2003 and 2002 were as follows:

--------------------------------------------------------------------------------
 Markets                                                       2003         2002
--------------------------------------------------------------------------------

License and Supply Revenues                                    $442         $376
Direct Marketing                                                 28           41
U.S. Retail & Distributor Markets                                12            3
International Markets                                            24           36
                                                               ----         ----
Net Sales                                                      $506         $456


         Gross profit for the nine months of 2003 increased 9% to $349,000 from $321,000 in 2002. The increase is the result of increased license revenue. Gross profit as a percentage of revenues, 69% for 2003 and 70% for 2002, has remained consistent.

         Research and Development expenses for the first nine months of 2003 and 2002 were $18,000 and expense of $242,000, respectively. The Company has ended its relationship with Pherin Pharmaceuticals and plans to conduct its own independent research and development operations, which have not commenced as of September 30, 2003.

         Selling, general and administrative expenses for the first none months of 2003 were $803,000 and $759,000 for the comparable period of 2002. Sales, marketing and distribution expenses were equal to the prior year as Natural Attraction sales activity was limited. Administrative and facilities were $46,000 more than last year. In 2002 a $32,000 bad debt recovery was made and no similar recovery was made in 2003. Additional professional fees were incurred this year due to the sale of assets in April 2003, the redemption and conversion of the Company's Series AA and BB preferred stock in May 2003.

         The Company's cash balances generated $12,000 in net interest income during the first nine months of 2003, as compared to $16,000 in 2002. The decrease is due to reduced interest rates.


LIQUIDITY  AND CAPITAL RESOURCES

         At September 30, 2003, the Company had cash of $1,860,000 with no outstanding bank borrowings and working capital of $2,052,000; at December 31, 2002, it had cash of $1,394,000 with no outstanding bank borrowings and working capital of $1,671,000. For the first nine months of 2003, net cash provided from all activities was $466,000. For the first nine months of 2002, net cash used from all activities was $241,000.

         On May 2, 2003, the Company renewed a its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a revolving line of credit. The Company may borrow up to $500,000 at an interest rate equal to the Bank's prime rate plus 0.75% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on May 3, 2004, contains certain debt-to-equity and working capital covenants. At September 30, 2003 the Company was in compliance with such covenants.

         On May 22, 2003 the Company purchased, from a fund of whom a board member was a general partner, all of the outstanding shares of its Series BB Preferred Stock for $505,000. In a related transaction, with the same fund, 1,333,333 shares of Series AA Preferred Stock was converted into 597,777 shares of common stock.

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

Item 3.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 5.  Other Events

         On July 1, 2003 Michael D. Kaufman, a director since August 1997, resigned from the Board of Directors. Mr. Kaufman determined that his other business commitments would consume significantly more of his time, and prevent him from devoting the amount of time necessary to fulfill his duties and responsibilities as a Board member.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

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


                                     HUMAN PHEROMONE SCIENCES, INC.
                                     Registrant




Date:  November 11, 2003             /s/ William P. Horgan
                                     ------------------------------------
                                     William P. Horgan
                                     Chairman and Chief Executive Officer




Date:  November 11, 2003             /s/ Gregory S. Fredrick
                                     -------------------------------------
                                     Gregory S. Fredrick
                                     Vice President Finance