Form 10KSB
period 2003-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2004-03-30
CIK 878616

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

      (MARK ONE)

         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

         [   ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                         Commission file number 0-23544
                                                -------

                         HUMAN PHEROMONE SCIENCES, INC.
                 (Name of small business issuer in its charter)

                  California                                     94-3107202
----------------------------------------------------         -------------------
        (State or other jurisdiction of                       (I.R.S. employee
         incorporation or organization)                      Identification No.)

84 W Santa Clara St., Suite 720 San Jose, California               95113
----------------------------------------------------         -------------------
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

                                     Common
                              --------------------
                                (Title of class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ]   No [   ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year. $646,000

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $ 1,345,418 (1)

(1) Excludes1,115,299 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at March 2, 2004 based on a closing bid price on that day of $0.45 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

         Number of shares outstanding of each of the issuer's classes of common equity, as of March 24, 2004, 4,105,116 shares of common stock and 100,000 shares of preferred stock convertible into 46,338 shares of common stock.

         Transitional Small Business Disclosure Format (check one):
                                Yes [ ]   No [X ]

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference into Part III of this Form 10-KSB Report: the Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders (the "Proxy Statement").

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

Item 1. Description of Business

Introduction

         The Company, a California corporation, was founded in 1989 as EROX Corporation to develop and market a broad range of consumer products containing human pheromones as a component. On May 29, 1998, the shareholders of the Company voted to change the name of the Company to Human Pheromone Sciences, Inc. The Company believes that human pheromone research funded by the Company presents an opportunity to create and market an entirely new category of pheromone-based fragrances and toiletry products, as well as other types of consumer products. The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing a new category of consumer products that could significantly change the consumer accepted standard for products.

         Pheromones are chemical substances known to stimulate species-specific biological responses in animals. For fifteen years, scientists and advisors engaged by Human Pheromone Sciences, Inc. ("HPS") have studied the functions and characteristics of human pheromones.

         The human pheromones included as a component of and as a fixative for the Company's fragrance products have been manufactured for the Company by contract vendors. The manufacturing process for human pheromones begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process originally performed for the Company by Pherin Pharmaceuticals, Inc. at its laboratories in Salt Lake City, Utah. In early 1999, in response to the need for significant increases in production the Company engaged the services of an independent consultant and an independent chemical laboratory to manufacture the pheromones. Since 2001 an independent laboratory has manufactured such pheromones under the direction of HPS consulting scientists. All the steps in the manufacturing process are standard chemical laboratory procedures. The manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

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

         A scent binds to smell receptors in the nose and stimulates a specific region of the brain resulting in the sensation of smell. A pheromone binds to separate receptors that are physically and functionally distinct from smell receptors. These pheromone receptors stimulate a region of the brain different from that stimulated by smell receptors. Since it is widely believed that traditional perfumes and toiletry products allure and intrigue the senses, an alliance between these products and pheromones seems quite natural. For these products to create a true pheromonal effect in humans, however, it must contain human pheromones. Thus, fragrances and toiletries containing human pheromones may provide more allure than those without a pheromone component.

         The Vomeronasal Organ. The VNO consists of two tiny sensory organs -- one in each nasal passage. The VNO had been identified earlier in animal species, from reptiles to mammals, and has been known for some time to be a receptor for pheromones in animals. In humans, however, the VNO was assumed to be a non-functioning, vestigial remnant, rarely even present in modern-day men and women.

         Over the course of their work on human pheromones, scientists working on behalf of HPS believe they have made a further, important discovery concerning the VNO. Not only is the VNO present in all normal adults, it appears to be an active, functional receptor for human pheromones. This has allowed these scientists to track the activity of human pheromones by measuring the changes in the neuroelectric potential of the VNO's receptor cells caused by pheromones. To measure these changes in humans, a proprietary noninvasive method is utilized to measure the electrical response of the VNO in a way similar to how electrical responses of the heart are recorded by an electrocardiogram.

The HPS Products

         Products. The Company initially operated in one business segment and began by marketing three fragrances, REALM(R) Women, REALM(R) Men and inner REALM(R). These products were sold by the Company into U.S. department and specialty stores through a network of dedicated salespeople and through independent distributors in selected markets in the Middle East and South East Asia. In April 2000, the Company licensed the rights to sell these products in all parts of the world, excluding South East Asia, to Niche Marketing, Inc. (See "Markets and Competition"). On April 14, 2003 the Company sold to Niche Marketing Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines, including the rights to all trademarks associated therewith. These "proof-of-concept" products included a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, deodorant, talc, soap and body cream. The Company's fragrances are supplied by recognized leaders in the worldwide fragrance business. All of the Company's products contain the Company's synthesized human pheromones as a component of the fragrances and toiletry products.

         In 1999, the Company developed a new line of fragrance and toiletry products containing synthesized human pheromones for men and women under the trademark Natural Attraction(R). The Company introduced these products via a new website, naturalattraction.com, in 2000. Marketing of this line of products was through the web and other direct marketing channels in the United States. The Company primarily promotes the website by placing banner ads on other sites and by selling to selective small perfume retailers on the web. In 2003 the Company completed a licensing agreement which will expand the Natural Attraction product line, and a distribution agreement for the new product line.

         Licensing of the Company's patented human pheromone products and technology is currently the core business of the Company. The Company's patented pheromones are sold to licensed customers and included as components in their fragrance products. The Company also offers private label manufacturing services for licensed customers if that is desired.

         Research. Pheromones are chemical substances known to stimulate species-specific biological responses in animals. The study of the uses, effects and advantages of human pheromones is in its infancy, but abstracts from presentations of two recent studies performed at leading research universities reveal new information regarding the beneficial effects of human pheromones. Most interestingly, these studies reveal new information regarding the biological pathways human pheromones traverse in the body. These findings were published in 2003 and in 2002, and the Company expects further interest in its patented technology as the result of additional studies in 2003 and 2004.

         Scientists working on behalf of HPS have identified and synthesized several naturally occurring human pheromones. One combination of pheromones shows a measurable response in women and another comparable response in men. HPS has also developed the capability to manufacture commercial quantities of these naturally occurring substances. HPS intends to continue basic pheromone research as applied to fragrances and ancillary products. For the years ended December 31, 2003 and 2002, research and development expense totaled $28,000 and $296,000, respectively. The Company expects increased expenditures for research and development in 2004. Since its inception through December 31, 2003, the Company has incurred $5,283,000 in research and development related expenses.

Markets and Competition

         The Competitive Environment. The Company's current products contain what the Company believes are unique components: synthesized human pheromone compounds. - androstadienone and estratetraenol. Consequently, HPS believes it is able to differentiate its products from traditional products. Other than its customers and licensees, the Company believes that no other companies in or outside the United States have the right to produce or distribute products these compounds. However, even with this proprietary technology, the Company and its customers and licensees are competing against numerous companies in the fragrance industry, including Estee Lauder, Chanel and the fragrances subsidiaries of Unilever, Proctor and Gamble and L'Oreal.

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

         Marketing Strategy. HPS's initial products were a line of fragrance and bath and body products containing the Company's patented human pheromones as a component. The first of these proof of concept products were developed in 1993 when the Company introduced REALM Women and REALM Men. While new product launches in the fragrance industry frequently require considerable expenditures for promotional programs which attempt to establish product differentiation based upon imagery alone, HPS sought to develop a program in 1993 following a different approach -- one that relied on the human pheromone component in its fragrances for product differentiation.

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

         As these product lines matured, the Company's strategy changed to one of licensing these brands to others for sale in and outside the United States, licensing its human pheromone technology to other, larger, better-funded companies, and developing brands in-house for eventual license to others. This latter strategy gave rise to the development of the Company's Natural Attraction(R) line of fragrances and toiletries.

         Historic  Distribution  and  Promotional  Activities  through April 14,
2003.

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

         On March 23, 2001, the Company signed a Distribution Agreement with Fits Corporation K.K. granting Fits the exclusive distribution rights to the Company's innerREALM(R) fragrance in Japan. The terms of this additional agreement are similar to the agreements signed with Fits for the REALM brands. Fits did not met the minimum purchase requirements for required to maintain the innerREALM(R) exclusive distribution rights.

         In 2001, the Company signed a Distribution Agreement for exclusive rights to its REALM and innerREALM brands in the Hong Kong market. This agreement was terminated by the Company on October 3, 2002 due to distributor breaches.

         On March 1, 2002 the Company signed a Distribution Agreement for exclusive rights to its Natural Attraction brand in Macao and the Peoples Republic of China (including Hong Kong) for an initial period of three years if certain conditions are fulfilled.

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

         On April 17, 2002 the Company signed a Distribution Agreement for exclusive rights to its REALM and innerREALM brands in the Korean market for an initial period of two years if certain conditions are fulfilled.

         On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. Assets consisting REALM and innerREALM trademarks, inventory and product licenses were sold resulting in a net gain of $1,170,000.

         Current Distribution and Promotional Activities from April 14, 2003.

         The Company's strategic focus is now on expanding the market for its existing patented pheromones to other consumer product and fragrance companies and to the development of its internally developed brand of pheromone-based products under the Natural Attraction brand, and mood based products under the licensed Demeter Natural Attraction label. The Company sill seek to add to this group of products with new, patented compounds that might be developed through the research efforts that the Company is now directly managing.

         The following financial and operational information for 2002 has been restated to omit the REALM and innerREALM results so that the 2003 and 2002 data are comparable. The Company feels that this presentation provides a truer comparison of the Company's operating results.

Technology Licensing and Supply Agreements

         One of the strategic objectives of the Company is to expand the use of its patented human pheromone technology by working closely with consumer products companies who are leaders in their particular markets. In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones. Revenues commenced in 1999 and have continued through 2003. Total revenues from this agreement and others aggregated $568,000 in 2003 and $366,000 in 2002, respectively. HPS is also in supply and /or licensing discussions with other companies in several consumer products fields and markets

During 2003, three companies represented 69%, 17% and 5% of the Company's net sales and revenues. During 2002, three companies comprised 66%, 13% and 1% of the Company's net sales.

Patents and Other Intellectual Property

         In December  1993 and January  1994,  the Company  received  two United
States patents for non-therapeutic compositions of fragrances and human pheromones for use as components in perfumes and personal care products and consumer and industrial products such as clothing, air fresheners and paper products. In 1995, patents were granted in Taiwan, and in 1997, patents were granted in Mexico. In June 1998, the Company was granted a Notice of Allowance of its patents for the inclusion of synthesized human pheromones by the European Patent Office. Individual country patents are pending issuance. HPS is also the exclusive licensee for non-therapeutic uses of pheromones in consumer products under a royalty-free worldwide perpetual license to five United States patent applications covering pheromone technology owned by Pherin Corporation. This technology is also the subject of foreign patent applications. The Company also relies on trade secrets protection for confidential and proprietary information. Other patent applications are currently anticipated.

         In October 2000, the Company signed a License Agreement with Pherin Pharmaceuticals, Inc. under which the Company was granted a license to a new vomeropherin compound developed by Pherin researchers. An initial study completed in 2001 showed promising results and the Company will be seeking outside sources of grants to continue consumer studies of this new compound. Under this Agreement, the Company paid Pherin $50,000 upon signing and has agreed to pay royalties based upon future sales by the Company or any of its licensees. The license has no expiration date. The Company has deferred current research and development efforts on this compound in-lieu of allocating resources to other new compounds that could be brought to market in a more timely fashion. The Company has written off the license fee to comply with the requirements of Statement of Financial Accounting Standards No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Employees

         At March 1, 2004, the Company had three full-time employees and one part-time employee. In addition, the Company retains consultants to provide advice in the areas of sales and marketing, advertising, product safety testing, regulatory compliance, MIS and product development. The Company also has access to scientific and professional consultants, former employees of Pherin Pharmaceuticals, Inc., who undertake projects for the Company. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees and consultants to be good.

Manufacturing

         The Company and its licensees are dependent on third parties to manufacture the fragrance products. The Company has selected two essential oil companies that provide fragrance products to the industry to supply such compounds to HPS in accordance with proprietary formulas developed for the Company and generic formulas developed by the essential oil companies. The Company has agreements in place with suppliers for its fragrances and has been furnished with commercial quantities of the Company's and its licensees' products for sale to consumers. While the Company is responsible for blending the human pheromones with these fragrances, final bottling and packaging of the fragrance and ancillary product lines are performed by independent manufacturers. These manufacturers selected by HPS and its licensees have extensive experience in blending, filling and packaging fragrance, cosmetic and related products, and have the capacity to satisfy the Company's and its licensees' manufacturing needs, at least for the foreseeable future. The Company believes that such manufacturing services are widely available to the fragrance industry at competitive prices and has identified additional contract manufacturing companies.

         The Company and Pherin were parties to an agreement under which Pherin would supply HPS with its reasonable requirements of human pheromones and would make available to HPS the basic manufacturing technology. At any time after January 31, 1996, rather than supply human pheromones to HPS, Pherin may instead elect to provide to the Company all manufacturing technology in its possession that it has not previously supplied to HPS. Through 1998 only small quantities of human pheromones, which could be produced in a laboratory environment, were required for its fragrance and ancillary products. As a result of the initial third party supply agreement entered into in December 1998, the Company required significantly more production of the synthesized human pheromones than were needed in the past. In January 1999, HPS and Pherin contracted with two independent laboratories to manufacture kilogram quantities of the synthesized human pheromones under the direction of scientists working on behalf of the Company and Pherin. HPS received initial quantities primarily from these independent laboratories commencing March 1999. During 2003 and 2002, only one of these manufacturers was needed to furnish all of the Company's human pheromone requirements. During 2003 the Company began a direct relationship with the manufacture and ended the relationship with Pherin. The Company does not believe that it would be economically feasible to establish its own manufacturing facilities since synthesized human pheromones are available from chemical laboratories that now have experience in the preparation of these compounds.

Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors among others:

         The Company has not had sustained profitable operations since 1997. Since 1997, the Company has incurred losses from operations. However, beginning in May 2000 the Company refocused its business model based on product licensing agreements. While the Company anticipates that this change in its business will result in profitable operations, it has not to date, and the Company's license based business model may not be successful in the future.

         The Company may not be able to effectively compete with larger companies or with new products. The prestige fragrance market is extremely competitive. Many fragrance products are better known than the Company's products with which they compete for advertising and retail shelf space. Many competitors have significantly greater resources that will allow them to develop and introduce new competing products or increase the promotion of current products.

         The product life cycle of a fragrances and toiletries can be very short. Changing fashions and fads can dramatically shift consumer preferences and demands. Traditional fragrance companies introduce a new fragrance every year or so. Changing fashions and new products may reduce the chance of creating long-term brand loyalty to the Company's or its licensees/distributors product lines.

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

         Seasonality in sales may cause significant variation in quarterly results. Sales in the fragrance industry are generally seasonal with sales higher in the second half of the year because of Christmas. This seasonality could cause a significant variation in the Company's royalty income and could cause significant fluctuations in its quarterly results.

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

         The Company relies upon other  companies to  manufacture  its products.
The Company and its distributors/licensees rely upon other companies to manufacture its pheromones, supply components, and to blend, fill and package its fragrance products. The Company and its distributors/licensees may not be able to obtain or retain pheromones manufacturers, fragrance suppliers, or component manufacturers on acceptable terms. This would adversely affect operating results.

Item 2. Description of Property

         The Company presently occupies a 1,767 square feet of space for its headquarters offices in San Jose, California., pursuant to a lease signed on March 5, 2001 that expires March 31, 2004. The company amended the current lease on March 5, 2004 which extended the lease until March 31, 2007 and increased the rentable space to 2,609 square feet. The minimum annual rental is $48,997, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area. Commencing in February 2001, the Company leases storage space in the local area on a month-to-month basis for approximately $0.75 per square foot.

         During the year ended December 31, 2003, the Company incurred $75,500 in net rent expense and related charges for these facilities.

Item 3. Legal Proceedings

         We are not currently involved in any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         The Company's Common Stock is quoted on the NASDAQ Bulletin Board under the symbol EROX OB. As of March 1, 2004, there were approximately 225 holders of record of the Company's Common Stock. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held by nominees in "Street Name". Set forth below is the high and low bid information for the Company's Common Stock on the NASDAQ Bulletin Board or the NASDAQ Small-Cap Market as reported by Nasdaq-Amex Online during each of the four calendar quarters of 2003 and 2002.

                                             HIGH                        LOW
                                             ----                        ---
         2003
         ----
         First quarter                      $  0.08                    $ 0.03
         Second quarter                     $  0.16                    $ 0.04
         Third quarter                      $  0.20                    $ 0.12
         Fourth quarter                     $  0.24                    $ 0.12

         2002
         ----
         First quarter                      $  0.28                    $ 0.16
         Second quarter                     $  0.25                    $ 0.10
         Third quarter                      $  0.17                    $ 0.09
         Fourth quarter                     $  0.15                    $ 0.04

         These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual sales.

         The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not plan to pay any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Operations

         The Company's strategic focus is now on expanding the use of its existing patented human pheromones to other consumer product and fragrance companies on a worldwide basis, the development of its internally developed Natural Attraction line, and mood enhancing based products under the licensed Demeter Natural Attraction label. In addition, the Company would like to add to this group of products new patented compounds that might be discovered through the research efforts that the Company is now directly managing.

         The following financial and operational information for 2002 has been restated to omit the REALM and innerREALM results so that the 2003 and 2002 data are comparable. The Company feels that this presentation provides a truer comparison of the Company's operating results.

         Year ended December 31, 2003 compared with the year ended December 31, 2002

         Net sales and revenues for the year ended December 31, 2003 were $646,000 compared to $554,000 for the prior year an increase of $92,000, or 17%. Increased revenues for 2003 were the result of strong reorders for established product lines from existing licensees and established accounts. Sales were expected to decline as established fragrance lines mature and their life cycle shortens, but this did no occur in 2003. The Company is continuing to enroll licensees and increase discussions with potential licensees in both the fragrance and consumer product markets.

         Gross margin in 2003 was 73% of sales as compared with 70% in the prior year. The increase is primarily attributable to decreased pheromone costs.

         Research and development costs decreased by $268,000 in 2003 to $28,000 from the $296,000 incurred in the prior year. The reduction of the research expenditures were the result of the termination of our Research and Development agreement with Pherin Corporation on October 31, 2002. The Company will be directly managing all research and development efforts in the future from facilities that are currently being established and expenses are expected to increase in 2004.

         Selling, general and administrative expenses increased $3,000 to $1,059,000 for the year ending December 31, 2003 from $1,056,000 for year ending December 31, 2002. Sales, marketing and distribution expenses increased $25,000, while other administrative expenses declined by $22,000. Marketing expenses related to the Demeter Natural Attraction products to be launched in 2004 were the cause of the spending increase that area. Administrative cost containment has been an on-going effort and has resulted in a slight reduction in annual spending.

         Other income and expense, including interest, decreased by $35,000 resulting in net other expenses of $14,000 compared with a net other income of $21,000 in 2002; the net expense in 2003 is primarily a result of writing off the $50,000 pheromone compound license signed in 2001, and a $20,000 recovery from Pherin Corporation for a prior year activity. The income in 2002 is comprised entirely of interest income. The reductions in interest income in 2003 is rate related. The Company has written off the $50,000 license fee to comply with the requirements of Statement of Financial Accounting Standards No. 144:
Accounting for the Impairment or Disposal of Long-Lived Assets.

         The Company recorded net income taxes of $31,000 in 2003. The income tax provision applies to the sale of assets and the discontinued operation aggregating $86,000, somewhat offset by a net tax benefit from net operating losses and deferred tax credits of $55,000 were recorded against on-going operations. In 2002 no tax provision was recorded due to the net operating losses generated, or the utilization of net losses carried forward from prior years.

         As of December 31, 2003 the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward, was approximately $6,506,000. However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine whether its realization was more likely than not.

Liquidity and Capital Resources

         At December 31, 2003, the Company had cash and cash-equivalents of $1,950,000, working capital of $1,886,000, and no bank borrowings outstanding. These balances at December 31, 2002 were $1,394,000 and $1,671,000, respectively with no bank borrowings outstanding. Net cash used by operating activities was $552,000 for the year ended 2003 as compared with $767,000 for the year ended December 31, 2002. The cash used from operations for 2003 was reduced by $215,000 and is attributed to the current year's operating loss improvement. The sale of the REALM and innerREALM assets provided $1,1466,000 of cash in 2003 and the REALM related operations provided another $155,000 for a total of $1,621,000. In 2002 the cash provided from REALM operating activities were $807,000.

         The Company renewed a line of credit with Mid-Peninsula Bank on May 2, 2003 which expires May 3, 2004. Under the terms of the loan agreement the Company may borrow up to $500,000, at an interest rate equal to the bank's prime rate plus 0.75%. As of December 31, 2003 the Company had not made any borrowings against this credit line. Any borrowings are primarily secured by the Company's accounts receivable and inventories. The credit line requires the company to maintain debt-to-equity and liquidity ratios, and a minimum net worth. As of December 31, 2003 the Company was in compliance with these financial covenants. The Company is in discussions with bank officals to extend the line for an additional one-year period.

         On May 22, 2003 the Company purchased, from a fund of which a board member was a general partner, all of the outstanding shares of its Series BB Preferred Stock for $505,000. In a related transaction, with another fund of which the same board member was a general partner, 1,333,333 shares of Series AA Preferred Stock was converted into 597,777 shares of common stock.

         The Company's current cash position and projected results of operations for the year 2004 are not expected to require additional outside financing.

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

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition and license fees. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgements. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

License Fees

         The Company capitalizes license fees paid for the rights to use new pheromone discoveries. License agreements that have a finite useful life are amortized using the straight-line method over the life of the agreement. License agreements for pheromones and products that are not yet available for sale are not subject to amortization in accordance with Statement of Financial Accounting Standards No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of the license agreements may not be recoverable. When factors indicate that the value license may be impaired, the Company estimates the remaining value and reduces the license agreement to that amount.

Off-Balance-Sheet Arrangements

         As of December 31, 2003, the Company did not have any off-balance-sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B.

Item 7. Financial Statements

         See the Financial Statements set forth in Item 13(a), which are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 8A. Controls and Procedures

         The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alerting them to material information relating to the Company required to be in our Exchange Act filings.

Changes in internal control over financial reporting

         During the quarter ended December 31, 2003, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

         The executive officers of the Company and their ages as of March 1, 2004 are as follows:

       Name             Age                     Position
       ----             ---                     --------

William P. Horgan       56        Chairman, Chief Executive Officer and Director

Gregory S. Fredrick     49        Chief Financial Officer

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

Code of Ethics

         The Company has adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is posted on our website at naturalattraction.com under the caption Company.

         The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above.

         The remainder of this item is incorporated by reference to the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders (the "Proxy Statement").

Item 10. Executive Compensation

         Incorporated by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

         Incorporated by reference to the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

         Incorporated by reference to the Proxy Statement.

Item 13.    Exhibits, Lists and Reports on Form 8-K

       (a)  Financial  Statements.  The  following are filed as a part of this report:
                                                                            Page
                                                                            ----

            Report  of  Singer  Lewak   Greenbaum  &  Goldstein   LLP,
            Independent Certified Public Accountants                          17

            Balance Sheets -- December 31, 2003 and 2002                      18

            Statements of Operations and Comprehensive Income (Loss) -
            Years ended December 31, 2003 and 2002                            19

            Statements of  Shareholders'  Equity  (Deficiency) - Years
            ended December 31, 2003 and 2002                                  20

            Statements of Cash Flows -- Years ended  December 31, 2003
            and 2002                                                          21

            Notes to Financial Statements                                     22

            Exhibits. The following exhibits are filed as part of this report.

       (b)  Reports on form 8-K.

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

            10.23   Lease  Surrender  Agreement  dated  July  18,  2000  between
                    Registrant  and  ProLogis  Limited   Partnership-I  for  the
                    Registrant's California facility(9)

            10.24 Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated March 5, 2001 for the Registrant's California offices (10).

            10.25 Amendment to License and Purchase Agreement with Niche Marketing, Inc. dated March 8, 2002. (11)

            10.26   Business Loan Agreement dated April 19, 2002. (12)

            10.27   Business Loan Agreement dated May 2, 2003(13)

            10.28 2003 Nonemployee Directors Stock Option Plan of Human Pheromone Sciences, Inc(13)

            23.1 Consent of Independent Certified Public Accountants Singer Lewak Greenbaum & Goldstein LLP

            31.1 Certification of Chief Executive Officer pursuant to Rules 13a-15(e)

            31.2 Certification of Chief Financial Officer pursuant to Rules 13a-15(e)

            32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. 1350

Item 13.          Exhibits and Reports on Form 8-K  (continued)
                  ---------------------------------------------

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

   (13) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the three month ended June 30, 2003.

   *      Management contract or compensatory plan

Item 14.          Principal Accountant Fees and Services
                  --------------------------------------

          Incorporated by reference to the Proxy Statement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, HPS Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 29, 2004.


                                      HUMAN PHEROMONE SCIENCES, INC.

                                      By: /s/ William P. Horgan
                                          ----------------------------

                                      Name: William P. Horgan
                                          ----------------------------

                                      Title: Chief Executive Officer and
                                             -------------------------
                                             Chairman of the Board
                                             -------------------------


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


      SIGNATURE                CAPACITY                      DATE
      ---------                --------                      ----

/s/ William P. Horgan          Chief Executive Officer       March 29, 2004
----------------------         and Chairman
William P. Horgan              (Principal Executive Officer)

/s/ Gregory S. Fredrick        Chief Financial Officer       March 29, 2004
----------------------         (Principal Financial and
Gregory S. Fredrick            Accounting Officer)

/s/ Bernard I. Grosser         Director                      March 29, 2004
----------------------
Bernard I. Grosser, MD

/s/ Helen C. Leong             Director                      March 29, 2004
----------------------
Helen C. Leong

/s/ Robert Marx                Director                      March 29, 2004
----------------------
Robert Marx

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Human Pheromone Sciences, Inc.

         We have audited the accompanying balance sheets of Human Pheromone Sciences, Inc. as of December 31, 2003 and 2002, and the related statements of operations and comprehensive income, shareholders' deficiency and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. as of December 31, 2003 and 2002, and the related statements of operations and comprehensive income, shareholders' deficiency, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 6, 2004, except for Note 6, as to which the date is March 5, 2004

                         Human Pheromone Sciences, Inc.

                                 Balance Sheets

                                                                    December 31,    December 31,
(in thousands except share data)                                        2003            2002
                                                                      --------        --------
Assets

Current assets:
  Cash and cash equivalents                                           $  1,950        $  1,394
  Accounts receivable, net of allowances of $4,000
   and $70,000 in 2003 and 2002, respectively                               38             249
  Inventory, net                                                            52             146
  Net assets from operations to be sold                                     --             168
  Other current assets                                                      19              10
                                                                      --------        --------
      Total current assets                                               2,059           1,967

Property and equipment, net                                                  9               5
Product licenses                                                            --              50
                                                                      --------        --------
                                                                      $  2,068        $  2,022
                                                                      ========        ========

Liabilities, Convertible Redeemable Preferred Stock and
Shareholders' Equity (Deficiency)

Current liabilities:
  Accounts payable                                                    $     23        $    186
  Accrued professional fees                                                 54              57
  Accrued employee benefits                                                 39              34
  Accrued income taxes                                                      24              --
  Other accrued expenses                                                    33              19
                                                                      --------        --------
      Total current liabilities                                            173             296
                                                                      --------        --------

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized:
    Series AA 100,000 and 1,433,333 convertible shares issued and outstanding in 2003 and 2002, respectively (total liquidation
    value $150 and $2,150, respectively)                                   150           2,146
    Series BB 17,448 convertible shares issued and outstanding at
    December 31, 2002 (total liquidation value $1,745)                      --           1,560
                                                                      --------        --------
Total convertible redeemable preferred stock                               150           3,706
                                                                      --------        --------
      Total liabilities                                                    323           4,002

Commitments and Contingencies

Shareholders' equity (deficiency):
  Common stock, no par value, 13,333,333 shares authorized,
    4,105,116 and 3,429,839 shares issued and outstanding at each
date, respectively                                                      20,659          17,667
  Foreign currency translation                                              --             (66)
  Accumulated deficit                                                  (18,914)        (19,581)
                                                                      --------        --------
Total shareholders' equity (deficiency)                                  1,745          (1,980)
                                                                      --------        --------
                                                                      $  2,068        $  2,022
                                                                      ========        ========

See accompanying notes to financial statements

                         Human Pheromone Sciences, Inc.

            Statements of Operations and Comprehensive Income (Loss)

                                                                         Years ended
December 31,                                                       ------------------------
(in thousands except per share data)                                 2003            2002
-------------------------------------------------------------      -------          -------
Net revenue                                                        $   646          $   554
Cost of goods sold                                                     177              167
                                                                   -------          -------
Gross profit                                                           469              387
                                                                   -------          -------
Operating expenses:
    Research and development                                            28              296
    Selling, general and administrative                              1,059            1,056
                                                                   -------          -------
Total operating expenses                                             1,087            1,352
                                                                   -------          -------
Loss from operations                                                  (618)            (965)

Other (expense) income
    Interest income (net)                                               16               21
    Other expense                                                      (30)              --
                                                                   -------          -------
Total other income (expense)                                           (14)              21

Income tax benefit from on-going operations                             55               10
                                                                   -------          -------
Income (loss) from on-going operations                                (577)            (934)

Net income from operations sold                                         74              721
Net gain from sale of assets                                         1,170               --
                                                                   -------          -------
Net income (loss)                                                      667             (213)

Other comprehensive income (loss) - translation adjustment              --                2
                                                                   -------          -------
Comprehensive income (loss)                                        $   667          $  (211)
                                                                   =======          =======
Net income (loss) per common share-basic
    From on-going operations                                       $ (0.15)         $ (0.27)
    From operations sold                                           $  0.02          $  0.21
    From assets sold                                               $  0.31          $ (0.00)
    Net income (loss)                                              $  0.18          $ (0.06)

Net income (loss) per common share-fully diluted
    From on-going operations                                       $ (0.13)         $ (0.27)
    From operations sold                                           $  0.02          $  0.21
    From assets sold                                               $  0.26          $ (0.00)
    Net income (loss)                                              $  0.15          $ (0.06)

Weighted average common shares outstanding - basic                   3,803            3,430
                                                                   =======          =======
Weighted average common shares outstanding - fully diluted           4,588            3,430
                                                                   =======          =======
See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.

                 Statements of Shareholders' Equity (Deficiency)

 (In thousands)
----------------------------------------------------------------------------------------------------------
                                           Common Stock           Foreign                         Total
                                       ----------------------     Currency      Accumulated    Shareholders'
                                        Shares        Amount     Translation      Deficit       Deficiency
                                       --------      --------      --------       --------       --------
Balances, at December 31, 2002            3,430      $ 17,667      $    (68)      $(19,368)      $ (1,769)

Foreign currency translation                 --            --             2             --              2

Net income                                   --            --            --           (213)          (213)
                                       --------      --------      --------       --------       --------

Balances, at December 31, 2002            3,430        17,667           (66)       (19,581)        (1,980)

Conversion of Series AA preferred
  stock                                     598         1,930            --             --          1,930

Purchase of Series BB preferred
  stock                                      --         1,054            --             --          1,054

Stock grants                                 77             8                                           8

Foreign currency translation                 --            --            66                            66

Net income                                   --            --            --            667            667
                                       --------      --------      --------       --------       --------

Balances, at December 31, 2003            4,105      $ 20,659      $     --       $(18,914)      $  1,745
                                       ========      ========      ========       ========       ========

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.

                            Statements of Cash Flows

                                                               Years ended December 31,
(in thousands)                                                    2003         2002
-----------------------------------------------------------     -------       -------
Cash flows from operating activities:
    Net loss from on-going operations                           $  (577)      $  (934)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Write down of product license                                50            --
        Depreciation and amortization                                 3             6
        Employee stock grant compensation expense                     8            --
    Changes in operating assets and liabilities:
        Accounts receivable                                          16            65
        Inventories                                                  95            (8)
        Other current assets                                         (9)           (2)
        Accounts payable and accruals                              (138)          106
                                                                -------       -------
Net cash used in on-going activities                               (552)         (767)

Net cash provided by operations sold                                155           807
                                                                -------       -------
Net cash provided (used in) operating activities                   (397)           40

Cash flows provided (used)  in investing activities:
    Sale of REALM assets                                          1,466            --
    Purchase of property and equipment                               (7)           (3)
                                                                -------       -------
Net cash provided (used in) investing activities                  1,459            (3)

Cash flows used in financing activities
    Purchase of Series BB preferred stock                          (506)           --
                                                                -------       -------
Net cash used in financing activities                              (506)           --

Effect of currency translation                                       --             2
                                                                -------       -------
Net increase in cash and cash equivalents                           556            39
Cash and cash equivalents at beginning of the year                1,394         1,355
                                                                -------       -------
Cash and cash equivalents at end of the year                    $ 1,950       $ 1,394
                                                                =======       =======


Cash disbursement for income taxes                              $ 7,000       $ 1,000
                                                                =======       =======

Cash disbursement for interest                                  $ 2,000       $ 2,000
                                                                =======       =======

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

                  Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX
Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. In April 2000, the Company licensed the sale of its REALM fragrance products through department and specialty stores across the United States and selected international markets to Niche Marketing, Inc. On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. Assets consisting of the REALM and innerREALM trademarks, inventory and product licenses were sold. Licensing of the Company's patented human pheromone products and technology is currently the core business of the Company. The Company's patented pheromones are sold to licensed customers and included as components in their fragrance products. The Company also offers private label manufacturing services for third party consumer product licensees.

Principles of Consolidation

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary in France in 2002. All significant intercompany accounts and transactions have been eliminated. The French subsidiary was dissolved in 2002.

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

Sale of Assets

         On April 14, 2003, the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. Assets consisting REALM and innerREALM trademarks, inventory and product licenses were sold for proceeds of $1,466,000 resulting in a gain on the sale of $1,170,000. Included on the income/(loss) from REALM and innerREALM brands for the year ended December 31, 2003 and 2002, are revenues of $102,000 and $553,000, respectively, and income from these brands were $74,000 and $721,000 in each year, respectively.


Concentration of Credit Risk

         Since the Company has refocused its business based on a product licensing model, the Company's concentration of credit risk consists principally of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality institutions. As of December 31, 2003 and 2002, the Company had deposits at one financial institution which aggregated $1,941,000 and $1,379,000, respectively. Such funds are insured by the Federal Deposit Insurance Corporation up to $100,000. Concentration of credit risk with respect to trade receivables has increased because the Company's customer base consists of several large customers in the United States and distributors in several international markets. On-going credit evaluations of customers' financial condition are performed and generally, no collateral is required.
However, until the credit worthiness of these international customers is acceptable to the Company, the customer generally pays in advance of shipment or by placing an irrevocable letter of credit. The Company maintains an allowance for potential losses based upon management analysis of possible uncollectible accounts.

                         Human Pheromone Sciences. Inc.
                          Notes to Financial Statements
                                December 31, 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer Concentration

         During 2003, three customers comprised 69%, 17% and 5% of the Company's net sales. Accounts receivable from these customers at December 31, 2003 account for100%, 0% and 0%, respectively, of the net receivables. During 2002, three customers comprised 66%, 13% and 1% of the Company's net revenues.

Supplier Concentration

         The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products. Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply could have a material adverse effect on the Company. During the year three suppliers comprised 97% of the cost of goods sold.

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


Advertising Costs

         The cost of advertising is expensed as incurred. Advertising costs were $20,000 and $18,000 in 2003 and 2002, respectively.

Research and Development

         Research and development costs are charged to expense when incurred. Research and development costs were $28,000 and $296,000 in 2003 and 2002, respectively.

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

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options

         SFAS No. 123, "Accounting for Stock - Based Compensation", as amended by SFAS No. 148, "Accounting for Stock - Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25.

Comprehensive Income

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income
(loss), which are excluded from net income (loss), include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities.

Translation of Foreign Currencies

         The financial statements of the Company's foreign branch are measured in the local currency and then translated into U. S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rate prevailing throughout the year. Translation gains and losses resulting from the change in exchange rates from year-to-year are accumulated in a separate account of shareholders' equity. Foreign currency transaction gains and losses are included in net income.

New Accounting Pronouncements

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

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Earnings (Loss) Per Share

         The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and Diluted" earning per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the year ended December 31, 2002, options to purchase 482,000 shares of common stock, and 1,783,000 shares of convertible preferred stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

         A reconciliation of the denominator of the basic EPS calculation to the denominator of the diluted EPS calculation for the year ended December 31, 2003 is as follows:

Weighted average number of commons shares outstanding
    Used in computation of basic EPS                                       3,803
    Dilutive effect of
         Outstanding stock options                                            50
         Series A Convertible Preferred Stock                                276
         Series B Convertible Preferred Stock                                459
                                                                           -----
    Weighted average number of common shares and potential common
          shares used in computation of diluted EPS                        4,588
                                                                           =====

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

2.       INVENTORIES

         A summary of inventories follows (in thousands):

                                                  December 31,
                                                 ---------------
                                                 2003      2002
                                                 ----      ----
                 Components (raw materials)      $ 39      $132
                 Finished goods                    13        14
                                                 ----      ----
                                                 $ 52      $146
                                                 ====      ====

3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                       December 31,
                                                    -----------------
                                                     2003        2002
                                                    -----       -----
          Computer hardware                         $  52       $  53
          Computer software                            56         103
          Furniture and other office equipment         26          19
                                                    -----       -----
                                                      134         175
          Accumulated depreciation                   (125)       (170)
                                                    -----       -----
                                                    $   9       $   5
                                                    =====       =====

         Depreciation expense for the years ended December 31, 2003 and 2002 were $3,000 and $6,000, respectively.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2003

4.       PRODUCT AND TERRITORY LICENSES

         Product and territory licenses consist of the following (in thousands):

                                             December 31,
                                            --------------
                                            2003     2002
                                            ----     -----

                  Vomeropherin license      $ --      $50
                                            ====      ===


         In 2001 the Company acquired the rights to a new pheromone compound at a cost of $50,000 upon signing plus royalties based on future sales. The Company has deferred development and testing of this compound preferring to invest research and development efforts on other more promising compounds. The Company has written off the license fee to comply with the requirements of Statement of Financial Accounting Standards No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets.

5.       BANK BORROWING

                  The Company renewed its line of credit with Mid-Peninsula Bank on May 2, 2003 which expires May 3, 2004. Under the terms of the loan agreement the Company may borrow up to $500,000, at an interest rate equal to the banks prime rate plus 0.75%. As of December 31, 2003 the Company had not made any borrowings against this credit line. Any borrowings are primarily secured by the Company's accounts receivable and inventories. The credit line requires the company to maintain debt-to-equity and liquidity ratios, and a minimum net worth. As of December 31, 2003 the Company was in compliance with these financial covenants. The Company is in discussions with bank officials to extend the line for an additional one-year period.

6.       COMMITMENTS AND CONTINGENCIES

         The Company presently occupies a 1,767 square feet of space for its headquarters offices in San Jose, California., pursuant to a lease signed on March 5, 2001 that expires March 31, 2004. The Company amended the current lease on March 5, 2004 which extended the lease until March 31, 2007 and increased the rentable space to 2,609 square feet. The minimum annual rental is $48,997, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area. Future minimum lease payments under this non-cancelable lease as of December 31, 2003 are as follows:

                      Year Ending            Minimum
                      December 31,        Lease Payment
                      ------------        -------------
                          2004             $ 52,635
                          2005               48,997
                          2006               48,997
                          2007               12,249
                                           --------
                         Total             $162,878
                                           ========

         Since February 2001, the Company has leased storage space in the local area on a month-to-month basis for approximately $0.75 per square foot.

          Total rent expense was $76,000 and $76,000 for the years ended December 31, 2003 and 2002, respectively.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2003


7.       CONVERTIBLE REDEEMABLE PREFERRED STOCK

Series BB

         On May 22, 2003 the Company purchased, from a fund of which a board member was the general partner, all of the outstanding shares of its Series BB Preferred Stock for $505,000.

         Holders of shares of Series BB convertible preferred stock were entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted. No dividends were payable in connection with these preferred shares.

         Initially, each share of Series BB preferred stock had been convertible at the option of the holder into shares of common stock at an initial conversion price of $1.00 per share of common stock. The initial conversion price would have been increased quarterly beginning April 1, 1999 by $2.00 such that the original conversion price shall increase by $8.00 per share each year. In addition, each preferred share would have automatically converted in the event of any of the following:

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

     o At the time that sixty-six and two-thirds percent (66 2/3%) of the preferred stock ever outstanding have converted to common stock

Series AA

         On May 22,  2003  1,333,333  shares of Series AA  Preferred  Stock were
converted  into  597,777  shares  of  common  stock,   leaving   100,000  shares
outstanding at December 31, 2003.

         Holders of shares of Series AA convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted. Reserved for the future conversion of this preferred stock are 100,000 shares of common stock. No dividends are payable in connection with these preferred shares.

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


Redemption Features

         The terms of the preferred stock provide that in the event of a change of control, among other events, the preferred shareholders shall be entitled to receive an amount equal to the sum of $1.50 per share of Series AA preferred stock, respectively, plus all declared and unpaid dividends, if any, prior to and in preference to any distributions to the holders of common stock. As the preferred stock has conditions for redemption which are not solely within the control of the Company, such preferred stock has been classified as a liability as required by SFAS No. 150.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2003

8.       SHAREHOLDERS' EQUITY

Stock Option Plan

         In 1990, the Company adopted a stock option plan (the "Plan"), which is administered by the Compensation and Stock Option Committee of the Board of Directors. This Plan expired on August 29, 2000 and a new plan has not been established. The maximum number of shares that were issuable under the Plan was 708,333. The Board of Directors had set terms and conditions of stock options. Options were granted at the fair value at the date of the grant as determined by the Board of Directors. Options for a holder of more than 10% of the voting stock of the Company could have been granted at not less than 110% of fair market value. Options had a maximum term of ten years or a shorter period as set forth in the option agreement, and generally vest over a four-year period unless otherwise specified. Options granted to a shareholder with 10% or more of the voting stock of the Company had a maximum term of five years.

         A summary of the option activity under the Plan is as follows (in thousands except per share data):

                                                             WEIGHTED AVERAGE
                                               SHARES         EXERCISE PRICE
                                               ------         ---------------
         Outstanding, January 1, 2002             366           $    3.01
         Granted                                   20           $    0.09
         Canceled                                 (42)          $   17.68
                                               ------
         Outstanding, December 31, 2002           344           $    1.12
         Canceled or Expired                      (50)          $    1.64
                                               ------
         Outstanding, December 31, 2003           294           $    0.98
                                               ======

         At December 31, 2003, no shares of the Company's common stock were reserved for future grants since the Plan has expired, and options to purchase
294,000 shares were exercisable at a weighted average exercise price of $1.02 per share.

         In June 1993, the Company's Board of Directors adopted a Non-Employee Directors' Stock Option Plan (Directors' Plan) covering a total of 158,333 shares of common stock, which provides for a one-time automatic grant of options to purchase 8,333 shares of common stock and annual grants thereafter of options to purchase 3,333 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant. This plan has expired.

         On June 25, 2003 the Board of Directors adopted the 2003 Non-employee Directors Stock Option Plan (the "2003 Plan") of Human Pheromone Sciences, Inc. A maximum of 300,000 shares of commons stock may be issued on exercise of the Options granted pursuant to the 2003 Plan. The 2003 Plan will expire on June 24, 2010. This plan replaces the Directors' Plan which expired June 13, 2003. The 2003 Plan provides for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.

A summary of the stock option activity under the Director's Plans is as follows (in thousands except per share data):

                                                           WEIGHTED
                                                           AVERAGE
                                                           EXERCISE
                                         SHARES             PRICE
                                         ------            --------
Outstanding, January 1, 2002                123            $  6.27
Granted                                      13            $  0.12
                                         ------
Outstanding, December 31, 2002              136            $  5.53
Granted                                      80            $  0.13
Canceled or Expired                         (61)           $  4.29
                                         ------
Outstanding, December 31, 2003              155            $  3.23
                                         ======

At December 31, 2003, a total of 240,000 shares of the Company's common stock were reserved for future grants under the Directors' Plan, and options to purchase 124,997 shares were exercisable, at a weighted average exercise price of $3.98.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2003

8.       SHAREHOLDERS' EQUITY (continued)

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2003 (in thousands except per share data) under both of the Company's plans

                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     ----------------------------------------   ---------------------------
                                    WEIGHTED                                        At A
                                     AVERAGE         WEIGHTED                     WEIGHTED
  RANGE OF              NUMBER      REMAINING        AVERAGE      NUMBER          AVERAGE
  EXERCISE           OUTSTANDING   CONTRACTUAL       EXERCISE   EXERCISABLE       EXERCISE
   PRICES            AT 12/31/03   LIFE (YEARS)       PRICE     AT 12/31/03       PRICE OF
----------------     -----------    ----------      ---------   -----------      ----------
$ 0.09 to $ 2.00          394            3.7        $    0.88       364          $    0.94
$ 2.01 to $ 5.00           10            3.3        $    3.34        18          $    3.34
$ 5.01 to $10.00           35            2.6        $    5.98        27          $    5.98
$10.01 to $23.72           10            3.0        $   23.64        10          $   23.64
                          ---            ---        ---------       ---          ---------
$ 0.09 to $23.72          449            3.6        $    1.79       419          $    1.90
                          ===                                       ===


         The weighted average fair value of options granted during 2003 and 2002 was $0.13 and $0.10, respectively.

         The Company applies APB 25 and related Interpretations in accounting for its employee stock options. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 123, the Company's net income (loss) per share would have been increased as shown by the proforma amount indicated in the following table (in thousands):

                                                           Years ended December 31, __
                                                           ----------------------------
                                                             2003               2002
                                                           --------           --------
Net income (loss):
    As reported                                            $    667           $   (213)
    Add stock based employee compensation expense
         Included in net income, net of tax                      --                 --
     Deduct total stock based employee compensation
          expense determined under fair value method for
           all awards, net of tax                               (37)               (65)
                                                           --------           --------
               Pro forma                                   $    630           $   (278)
                                                           ========           ========

Basic and diluted loss per share:
    Basic - as reported                                    $   0.18           $  (0.06)
    Basic - pro forma                                      $   0.17           $  (0.08)
    Diluted - as reported                                  $   0.15           $  (0.06)
    Diluted - pro forma                                    $   0.14           $  (0.08)

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003 and 2002;

                                                    2003                2002
                                                Option Grants      Option Grants
                                                -------------      -------------
Weighted Average Interest Rates                       2.3%              2.9%
Dividend Yield                                         0 %               0 %
Volatility factor of the Company's common stock      200 %             155 %
Weighted average expected life beyond each
         respective vesting period                  4 years           1 year

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2003

8.       SHAREHOLDERS' EQUITY (continued)

         The weighted-average fair value of options granted during the years ended December 31, 2003 and 2002 for which the exercise price was equal to the market price on the grant date was $0.13 and $0.10, respectively, and the weighted-average exercise price was $0.13 and $0.10, respectively. No stock options were granted during the years ended December 31, 2003 and 2002 for which the exercise price was greater than or less than the market price on the grant date.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

9.       INCOME TAXES

         There was no provision for income taxes for the year ended December 31, 2003 or 2002 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

         A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:

                                                        Years ended December 31,
                                                        ------------------------
                                                          2003             2002
                                                         -----            -----
Federal tax (tax benefit) at the federal statutory rate  $ 245            $ (73)
Other differences                                          (89)             (12)
Permanent differences                                        1                2
Increase (decrease) in valuation allowance                (212)              83
                                                         -----            -----
Income tax benefits                                      $ (55)           $  --
                                                         =====            =====

         At December 31, 2003, the Company had net operating loss carryforwards of approximately $17,739,000. The Company also had federal research and development tax carryforwards of approximately $214,000. The net operating loss and credit carryforwards will expire between 2005 and 2020. The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.


         Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

                                                            December 31,
                                                     -------------------------
                                                      2003               2002
                                                     -------           -------
Deferred tax asset:
Net operating loss carryforward                      $ 6,169           $ 5,729
Research credit carryforward                             214               136
Reserves and accruals                                     58               637
Other, net                                                65               (92)
Valuation allowance for deferred tax assets           (6,506)           (6,410)
                                                     -------           -------
Net deferred tax assets                              $    --           $    --
                                                     =======           =======

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $96,000 in 2003 and increased by $190,000 in 2002. The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.