Form 10QSB
period 2004-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2004-05-14
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)


                         Commission file number 0-23544
                                                -------

                         HUMAN PHEROMONE SCIENCES, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

                        California                                94-3107202
----------------------------------------------------          ------------------
           (State or other jurisdiction of                     (I.R.S. employee
           incorporation or organization)                    Identification No.)

  84 West Santa Clara Street, San Jose, California                  95113
----------------------------------------------------          ------------------
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



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,105,116 shares of Common Stock as of May 10, 2004.

                         HUMAN PHEROMONE SCIENCES, INC.

                                                        INDEX
                                                                                                                  Page
                                                                                                                  ----
PART I
FINANCIAL INFORMATION
         Item 1. Financial Statements

                  Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003...........................  3

                  Statements of Operations (Unaudited) for the Three Months Ended
                  March 31, 2004 and 2003.........................................................................  4

                  Statements of Cash Flows (Unaudited) for the Three Months Ended
                  March 31, 2004 and 2003.........................................................................  5

                  Notes to Financial Statements (Unaudited) ......................................................  6

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Conditions and Results of Operations .........  7

         Item 3. Controls and Procedures..........................................................................  11

PART II
OTHER INFORMATION

         Item 5. Other Information................................................................................  12

         Item 6. Exhibits and Reports on Form 8-K ................................................................  12

SIGNATURES........................................................................................................  13

                                                   PART I
                                                FINANCIAL INFORMATION

Item 1.  Financial Statements
                         Human Pheromone Sciences, Inc.
                                 Balance Sheets

                                                                                                         March 31,      December 31,
(in thousands except share data)                                                                           2004              2003
----------------------------------------------------------------------------------                      ---------         ----------
                                                                                                                 (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                                              $  1,735          $  1,950
  Accounts receivable, net of allowances of $4,000 at each date                                               132                38
  Inventories, net                                                                                             50                52
  Other current assets                                                                                         43                19
                                                                                                         --------          --------
    Total current assets                                                                                    1,960             2,059

Property and equipment, net                                                                                    14                 9
                                                                                                         --------          --------
                                                                                                         $  1,974          $  2,068
                                                                                                         ========          ========

Liabilities, Convertible Redeemable Preferred Stock and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                                       $     57          $     23
  Accrued professional fees                                                                                    29                54
  Accrued employee benefits                                                                                    29                39
  Accrued income tax                                                                                           23                24
  Other accrued expenses                                                                                       29                33
                                                                                                         --------          --------
    Total current liabilities                                                                                 167               173
                                                                                                         --------          --------

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized,
    Series AA 100,000 convertible shares issued and outstanding at each date
        (total liquidation value $150)                                                                        150               150
                                                                                                         --------          --------
    Total liabilities
                                                                                                              317               323

Commitments and Contingencies

Shareholders' equity:
  Common stock, no par value, 13,333,333 shares authorized, 4,105,116 shares
    issued and outstanding at each date                                                                    20,659            20,659
  Accumulated deficit                                                                                     (19,002)          (18,914)
                                                                                                         --------          --------
Total shareholders' equity                                                                                  1,657             1,745
                                                                                                         --------          --------
                                                                                                         $  1,974          $  2,068
                                                                                                         ========          ========

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                     Statements of Operations Income (Loss)
                                   (unaudited)

                                                                                                        Three months ended March 31,
                                                                                                        ----------------------------
(in thousands except per share data)                                                                      2004                2003
-----------------------------------------------------------------------------------------------         --------            --------
Net revenue                                                                                             $   259             $   218
Cost of goods sold                                                                                           40                  65
                                                                                                        -------             -------

Gross profit                                                                                                219                 153
                                                                                                        -------             -------
Operating expenses:
    Research and development                                                                                  9                   3
    Selling, general and administrative                                                                     301                 263
                                                                                                        -------             -------

Total operating expenses                                                                                    310                 266
                                                                                                        -------             -------

Income (loss) from operations                                                                               (91)               (113)
                                                                                                        -------             -------
Other income (expense):
    Interest income (net)                                                                                     3                   3
    Other (expense)                                                                                        --                  --
                                                                                                        -------             -------
Total other income                                                                                            3                   3
                                                                                                        -------             -------

Net loss from on-going operations                                                                           (88)               (110)

Net income from operations sold                                                                            --                    72
                                                                                                        -------             -------

Net loss                                                                                                $   (88)            $   (38)
                                                                                                        =======             =======

Net income (loss) per common share- basic and fully diluted
    From on-going operations                                                                            $ (0.02)            $ (0.03)
    From operations sold                                                                                   --                  0.02
                                                                                                        -------             -------
    Net loss                                                                                            $ (0.02)            $(0 .01)
                                                                                                        =======             =======

Weighted average common shares outstanding basic and fully diluted                                        4,105               3,430
                                                                                                        =======             =======

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                 Three months
                                                                ended March 31,
                                                            --------------------
(in thousands)                                                2004        2003
----------------------------------------------------------  --------    --------

Cash flows from operating activities
Net loss from on-going operations                           $   (88)    $  (110)

 Adjustments to reconcile net income to net cash
 provided or used by operating activities:
  Depreciation and amortization                                   1           1
  Changes in operating assets and liabilities:
    Accounts receivable                                         (94)         34
    Inventories                                                   2          43
    Other current assets                                        (24)        (29)
    Accounts payable and accrued liabilities                     (4)        (20)
                                                            -------     -------
Net cash used in on-going activities                           (207)        (81)

Net cash provided by operations of assets sold                   (2)        220

Cash flows provided (used) in investing activities
Acquisition of fixed assets                                      (6)       --
                                                            -------     -------
Net cash provided by investing activities                        (6)       --

Cash flows used in financing activities                         --         --
                                                            -------     -------

Net cash used in financing                                      --         --
                                                            -------     -------

Net increase in cash and cash equivalents                      (215)        139
Cash and cash equivalents at beginning of period              1,950       1,394
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 1,735     $ 1,533
                                                            =======     =======

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                   (unaudited)
                                 March 31, 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. In April 2000, the Company licensed the sale of its REALM(R)
fragrance products and in April 2003 the Company sold the REALM and innerREALM(R) brands and trademarks to Niche Marketing Group, Inc. The Company strategic focus is now on expanding the market for its existing patented pheromones to other consumer product and fragrance companies and to the development of its internally developed brand of pheromone-based products under the Natural Attraction(R) brand, and mood based products under the licensed Demeter Natural Attraction label. The Company will seek to add to this group of products with new, patented compounds that might be developed through the research efforts that the Company is now directly managing.

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at March 31, 2004 consists of finished goods inventory valued at $17,000 and raw materials of $33,000. At December 31, 2003, these balances were $13,000 and $39,000, respectively.

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

Earnings (Loss) Per Share

         The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and Diluted" earning per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the three months ended March 31, 2004, options to purchase 428,830 shares of common stock, and 46,338 shares of convertible preferred stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Capital Stock and Stock Options

         During the three months ended March 31, 2004 no common or preferred stock was issued, and no stock options were issued. During the quarter 20,000 stock options expired.

2.    SEGMENT INFORMATION

         Revenues by geographic markets for the quarters ended March 31, 2004 and 2003 were as follows:

                                                2004            2003
              ----------------------------      ----            ----
              Markets:
               U.S Markets                      $218            $218
               International Markets              41             --
                                                ----            ----

               Net Sales                        $259            $218
                                                ====            ====

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

Results of Operations

         On April 14, 2003, the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. All REALM and innerREALM financial activities have been classified as income from operations sold as a result of 2003 sale. The Company's operations are focused on the marketing of its patented technology to companies with established consumer product franchises while directly managing the on-going development of identified compounds for potential new products.

Three Months ended March 31, 2004 compared to the Three Months ended March 31, 2003

         Net revenue for the first quarter of 2004 were $259,000, representing an increase of 19% from revenues of $218,000 for the prior year's quarter. International revenues were $41,000 greater than the prior year as an initial shipment to a new licensee was made this quarter and last year we were in the process of changing bottles and were unable to make shipments to international customers in the first quarter of 2003. Domestically, sales were consistent with the prior year with increased pheromone sales offset by reduced sales of Natural Attraction.

         Net sales for the quarters ended March 31, 2004 and 2003 were as follows (in thousands):

                                                2004            2003
              ----------------------------      ----            ----
              Markets:
               U.S Markets                      $218            $218
               International Markets              41             --
                                                ----            ----

               Net Sales                        $259            $218
                                                ====            ====

         Gross profit for the quarter ended March 31, 2004 of $219,000 is 43% higher than last years $153,000. As a percentage of sales, gross profit of 84% was more than last years of 70% due to the lower product costs, that the Company obtained in 2003.

         Research and Development expenses for the first quarters of 2004 and 2003 were $9,000 and $3,000, respectively. The Company incurred very minimal expenses in the first quarter of 2004 since its independent research and development operations had not commenced.

         Selling, general and administrative expenses of $301,000 are $38,000 more than last years $263,000. Selling, and marketing and distribution expenses were $35,000 more than the prior year as the Company is preparing to launch a new product line of fragrances under the Demeter Natural Attraction(R) brand. General and administrative and facility costs were $3,000 more in the current year's quarter due to legal fees incurred for patent renewals.

         The Company earned $3,000 in net interest income in both of the periods reported.

         The Company recorded no income tax provision in 2004 or 2003, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of March 31, 2004, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,506,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

         On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. The operating results from these product lines have been classified as net income from operations sold assets to be sold and accounted for as a separate line item on the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company had cash of $1,735,000 with no outstanding bank borrowings and working capital of $1,793,000; at December 31, 2003, it had cash of $1,950,000 with no outstanding bank borrowings and working capital of $1,886,000. For the first quarter of 2004, net cash used in on-going activities was $207,000 compared to the prior years $81,000 and is the result of a larger account receivable balance in 2004 as more sales occurred in March of this year.

         The Company's credit line with Mid-Peninsula Bank, which expires May 1, 2004, is expected to be renewed for another year.

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

Item 3.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Events
------   -------------

         None

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

          a.   Exhibits

                    Exhibit 10.29  Lease Amendment between Registrant and Ernest
                                   E. Pestana and Irene Pestana, dated May 5, 2004 for the Registrant's California offices

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


                                      HUMAN PHEROMONE SCIENCES, INC.





Date:  May 11, 2004                   /s/ William P. Horgan
                                      ------------------------------------------
                                      William P. Horgan
                                      Chairman and Chief Executive Officer




Date:  May 11, 2004                   /s/ Gregory S. Fredrick
                                      ------------------------------------------
                                      Gregory S. Fredrick
                                      Chief Financial Officer