Form 10QSB
period 2004-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2004-08-16
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

        California                                       94-3107202
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employee Identification No.)
incorporation or organization)

84 West Santa Clara Street, San Jose, California                   95113
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip code)


                    Issuer's telephone number: (408) 938-3030


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,151,954 shares of Common Stock as of July 23, 2004.


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

         Item 1.  Financial Statements

                  Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003........................... 3

                  Statements of Operations (Unaudited) for the Three and Six Months Ended
                  June 30, 2004 and 2003......................................................................... 4

                  Statements of Cash Flows (Unaudited) for the Six Months Ended
                  June 30, 2004 and 2003......................................................................... 5

                  Notes to Financial Statements (Unaudited) ..................................................... 6

         Item 2.  Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Conditions and Results of Operations ........ 7

         Item 3.  Controls and Procedures......................................................................... 11

PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K ................................................................ 12

SIGNATURES........................................................................................................ 13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                                                         Human Pheromone Sciences, Inc.
                                                                 Balance Sheets

                                                                                               June 30,                 December 31,
(in thousands except share data)                                                                 2004                       2003
                                                                                               --------                    --------
                                                                                             (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                                    $  1,473                    $  1,950
  Accounts receivable, net of allowances of $4,000 at each date                                      79                          38
  Inventories, net                                                                                   74                          52
  Other current assets                                                                               46                          19
                                                                                               --------                    --------
Total current assets                                                                              1,672                       2,059

Property and equipment, net                                                                          22                           9
                                                                                               --------                    --------
                                                                                               $  1,694                    $  2,068
                                                                                               ========                    ========

Liabilities, Convertible Redeemable Preferred Stock and Shareholders' Equity
Current liabilities:
 Accounts payable                                                                              $     40                    $     23
 Accrued professional fees                                                                           42                          54
 Accrued employee benefits                                                                           28                          39
 Accrued income tax                                                                                  23                          24
 Other accrued expenses                                                                              28                          33
                                                                                               --------                    --------
    Total current liabilities                                                                       161                         173
                                                                                               --------                    --------


Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized,
    Series AA 100,000 convertible shares issued and outstanding at December 31,
    2003 (total liquidation value $150); none at June 30, 2004                                     --                           150
                                                                                               --------                    --------
    Total liabilities                                                                               161                         323

Commitments and Contingencies

Shareholders' equity:
   Common stock, no par value, 13,333,333 shares authorized, 4,151,954 and
    4,105,116 shares issued and outstanding at each date, respectively                           20,809                      20,659
   Accumulated deficit                                                                          (19,276)                    (18,914)
                                                                                               --------                    --------
Total shareholders' equity                                                                        1,533                       1,745
                                                                                               --------                    --------
                                                                                               $  1,694                    $  2,068
                                                                                               ========                    ========


See accompanying notes to financial statements.

                                                         Human Pheromone Sciences, Inc.
                                     Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                                  (unaudited)

                                                                         Three months ended June 30,      Six months ended June 30,
                                                                        ----------------------------      --------------------------
(in thousands except per share data)                                       2004            2003            2004              2003
                                                                          -------         -------         -------         ---------
Net revenues                                                                  149              61             408               279
Cost of goods sold                                                             33              19              73                84
                                                                          -------         -------         -------         ---------

Gross profit                                                                  116              42             335               195

Operating Expenses:
   Research and development                                                     7               4              16                 7
   Selling, general and administrative                                        388             264             689               527
                                                                          -------         -------         -------         ---------

Total operating expenses                                                      395             268             705               534
                                                                          -------         -------         -------         ---------

Loss from operations                                                         (279)           (226)           (370)             (339)

Other income
   Interest income (net)                                                        4               5               7                 8

Income tax benefit from on-going operations                                  --                33            --                  33
                                                                          -------         -------         -------         ---------
Loss from on-going operations                                                (275)           (188)           (363)             (298)

Net income from discontinued operations                                      --                 7            --                  79
Net gain from sale of assets                                                    1           1,226               1             1,226
                                                                          -------         -------         -------         ---------

Net income (loss)                                                         $  (274)        $ 1,045         $  (362)        $   1,007
                                                                          =======         =======         =======         =========


Net income (loss) per common share - basic
    From on-going operations                                              $ (0.07)        $ (0.05)        $ (0.09)        $   (0.08)
    From discontinued operations                                          $  0.00         $  0.00         $  0.00         $    0.02
    From assets sold                                                      $  0.00         $  0.33         $  0.00         $    0.34
                                                                          -------         -------         -------         ---------
    Net income (loss)                                                     $ (0.07)        $  0.28         $ (0.09)        $    0.28
                                                                          =======         =======         =======         =========

Net income (loss) per common share - diluted
    From on-going operations                                              $ (0.07)        $ (0.04)        $ (0.09)        $   (0.06)
    From discontinued operations                                          $  0.00         $  0.00         $  0.00         $    0.02
    From assets sold                                                      $  0.00         $  0.26         $  0.00         $    0.24
                                                                          -------         -------         -------         ---------
    Net income (loss)                                                     $ (0.07)        $  0.22         $ (0.09)        $    0.20
                                                                          =======         =======         =======         =========

Weighted average common shares outstanding -basic                           4,106           3,686           4,105             3,558
                                                                          =======         =======         =======         =========
Weighted average common shares outstanding -diluted                         4,106           4,773           4,105             5,011
                                                                          =======         =======         =======         =========

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                       Six months ended June 30,
                                                       -------------------------
(in thousands)                                             2004         2003
                                                         -------      -------


Cash flows from operating activities
Net loss from on-going operations                        $  (362)     $  (298)

 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                3            2
  Changes in operating assets and liabilities:
    Accounts receivable                                      (41)          41
    Inventories                                              (22)          40
    Other current assets                                     (27)         (30)
    Accounts payable and accrued liabilities                 (12)         (79)
                                                         -------      -------
Net cash used in on-going operating activities              (461)        (324)
Net cash provided by operations of assets sold              --            156
                                                         -------      -------
Net cash used in operating activities                       (461)        (168)


Cash flows provided by (used in) investing activities
Sale of Realm assets                                        --          1,342
Acquisition of fixed assets                                  (16)          (6)
                                                         -------      -------
Net cash provided by (used in) investing activities          (16)       1,336


Cash flows used in financing activities
Purchase of Series BB preferred stock                       --           (505)
                                                         -------      -------
Net cash used in financing activities                       --           (505)


Net increase in cash and cash equivalents                   (477)         663
Cash and cash equivalents at beginning of period           1,950        1,394
                                                         -------      -------
Cash and cash equivalents at end of period               $ 1,473      $ 2,057
                                                         =======      =======

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                   (unaudited)
                                  June 30, 2004


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

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. Certain prior period balances have been reclassified to conform to the current period presentation.

Revenue Recognition

         Revenue is recorded at the time of merchandise shipment, net of provisions for potential returns. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101. The majority of the Company's sales are to distributors and licensees, and these distributors and licensees have no right to return products.

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at June 30, 2004 consists of finished goods inventory valued at $18,000 and raw materials of $56,000. At December 31, 2003, these balances were $13,000 and $39,000, respectively.

Earnings (Loss) Per Share

         The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and Diluted" earning per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the three and six months ended June 30, 2004, options to purchase 80,001 shares of common stock, respectively, and 46,323 and 46,331 shares of convertible preferred stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of June 30, 2004 and 2003, the unaudited components of basic and diluted earnings per share are as follows (all amounts are in thousands):

                                                                2004      2003
                                                               -------   -------
Net income (loss) available to common shareholders             $  (362)  $ 1,007
                                                               =======   =======

Weighted-average common shares outstanding during the period     4,105     3,558

Incremental shares from assumed conversions of convertible
preferred stock and stock options                                 --       1,453
                                                               -------   -------
Fully diluted weighted-average common shares and potential
commons stock (unaudited)                                        4,105     5,011
                                                               =======   =======


Capital Stock and Stock Options

         The Company converted the remaining 100,000 shares of Series AA Preferred Stock into 46,838 shares of common stock as required by the terms of the offering. As of June 30, 2004 the Company has no Preferred Stock outstanding. During the quarter 6,666 stock options expired and no stock options were issued.


2.    SEGMENT INFORMATION

         Revenues by geographic markets for the three and six months ended June 30, 2004 and 2003 were as follows:

                                        Three months ending    Six months ending
                                              June 30,              June 30,
                                           --------------        --------------
                                           2004      2003        2004      2003
                                           ----      ----        ----      ----
         Markets:
          U.S Markets                      $132      $ 60        $350      $278
          International Markets              17         1          58         1
                                           ----      ----        ----      ----

          Net Sales                        $149      $ 61        $408      $279
                                           ====      ====        ====      ====



Item 2. Management's Discussion and Analysis of Financial Conditions and
------------------------------------------------------------------------
        Results of Operations
        ---------------------

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

Revenue Recognition

         Revenue is recorded at the time of merchandise shipment, net of provisions for returns. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 104. The majority of the
Company's sales are to distributors and licensees, and these distributors and licensees have no right to return products.


COMPANY OVERVIEW

         On April 14, 2003, the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM(R) Women, REALM Men and innerREALM(R) product lines. All REALM and innerREALM financial activities have been classified as income from operations sold as a result of 2003 sale. The Company's operations are focused on the marketing of its patented technology to companies with established consumer product franchises while directly managing the on-going development of identified compounds for potential new products.

         On July 13, 2004 the Company signed a Research Agreement with the University of Utah to conduct research and provide services. The five year agreement, which became effective July 15, 2004, provides that the University will provide professional research and services for specific research programs mutually initiated by the Company and accepted by the University. While the University shall own any inventions and improvements conceived or reduced to practice from the work performed, the Company retains the exclusive option to license any inventions or improvements conceived or reduced to practice and market the products developed from the research results.

Results of Operations

Three Months ended June 30, 2004 compared to the Three Months ended
-------------------------------------------------------------------
June 30, 2003
-------------

         Net revenues for the second quarter of 2004 were $149,000, representing an increase of 144% from revenues of $61,000 for the prior year's quarter. Domestically, revenues were $72,000 greater than the prior year, attributable to the launch of the Demeter Natural Attraction(R) product line in April 2004, and increased pheromone sales in the same quarter. International revenues were $16,000 greater than the prior year and represents sales for both our Natural Attraction products and private label manufacturing for a new licensee. The increased international revenues is attributable to increased private label sales in 2004 and reduced sales in 2003 due to manufacturing delays caused by the conversion to new Natural Attraction bottles .

         Net revenue for the quarters ended June 30, 2004 and 2003 were as follows (in thousands):

                                                       2004        2003
                                                       ----        ----
         Markets:
          U.S Markets                                  $132        $ 60
          International Markets                          17           1
                                                       ----        ----
          Net Revenue                                  $149        $ 61
                                                       ====        ====


         Gross profit for the quarter ended June 30, 2004 of $116,000 is 176% higher than last year's gross profit of $42,000. As a percentage of sales, gross profit of 77% was more than last year's of 68% due to lower product costs realized in the current period.

         Research and Development expenses for the second quarters of 2004 and 2003 were $7,000 and $4,000, respectively. The Company incurred very minimal expenses during both periods since its independent research and development operations had not commenced. Effective July 15, 2004 the Company's recently completed Research Agreement with the University of Utah became effective. Research and development spending has been limited pending the execution of this agreement with the University.

         Selling, general and administrative expenses of $388,000 are $124,000 more than last years $264,000. Selling, marketing and distribution expenses were $85,000 more than the prior year as the Company initiated a program to introduce its Natural Attraction(R) from Demeter line of fragrances in the U.S. marketplace. Sales and marketing expenses incurred in the current quarter exceeded the initial customer's shipments. General and administrative and facility costs increased by $36,000, primarily as a result of the Company's efforts to expand new investment potential and increase its shareholder base.

         The Company earned $4,000 and $5,000 in net interest income in both of the periods, respectively.

         The Company recorded no income tax provision in 2004 and an income tax benefit for 2003. No provision was recorded in 2004 due to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of June 30, 2004, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,506,000. However, a full valuation allowance is provided for the gross deferred tax asset as management can not determine whether its realization is more likely than not.

         On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. The operating results from these product lines have been classified as net income from operations sold and accounted for as a separate line item on the financial statements.

Six Months ended June 30, 2004 as compared to the Six Months ended June 30, 2003
--------------------------------------------------------------------------------

         Net revenues for the six months ended June 30, 2004 were $408,000. This was a 46% increase from net revenues of $279,000 for the first half of 2003. Domestically, revenues were $72,000 greater than the prior year with the launch of the Natural Attraction(R) from Demeter product line, increased pheromone sales and lower sales of the original Natural Attraction(R) products. International revenues were $57,000 greater than the prior year as a result of higher sales to distributors of private label products.

         Net revenues for the six months ended June 30, 2004 and 2003 were as follows:

                                                       2004        2003
                                                       ----        ----
         Markets
          U.S Markets                                  $350        $278
          International Markets                          58           1
                                                       ----        ----
          Net Revenues                                 $408        $279
                                                       ====        ====


         Gross profit for the first half of 2004 increased 71% to $335,000 from $195,000 in 2003. The increase is the result of the higher sales levels, a favorable sales mix and reduced product costs. Gross margin increased to 82% compared to 70% in 2003 as a result of the reduced product costs.

         Research and Development expenses for the first half of 2004 and 2003 were $16,000 and $7,000, respectively. Effective July 15, 2004 the Company's recently completed Research Agreement with the University of Utah became effective. Research and development spending has been limited pending the execution of this agreement with the University.

         Selling, general and administrative expenses for the first half of 2004 were $689,000 and $527,000 for the comparable period of 2003. Selling, marketing and distribution expenses are $120,000 more than the prior year as the Demeter Natural Attraction product line was launched in April 2004 and the Company began efforts to license the Natural Attraction brand. Selling, administrative and facilities expense were $ 41,000 more than last year primarily due to increased investor relation costs and general cost increases.

         The Company's cash balances generated $8,000 in net interest income during the first half of 2004, as compared to $9,000 in 2003. The decrease is due to reduced cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, the Company had cash of $1,473,000 with no outstanding bank borrowings. At December 31, 2003, it had cash of $1,950,000 with no outstanding bank borrowings and working capital of $1,886,000. Net cash used in on-going activities for the second quarter of 2004 of $254,000 is consistent with last years $243,000.

         On April 26, 2004, the Company renewed its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a revolving line of credit. The Company may borrow up to $500,000 at an interest rate equal to the Bank's prime rate plus 0.75% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on May 3, 2005, contains certain debt-to-equity and working capital covenants. At June 30, 2004 the Company was in compliance with such covenants and had no amounts outstanding under this agreement.

         The Company converted the remaining 100,000 shares of Series AA Preferred Stock into 46,838 shares of common stock as required by the terms of the offering. As of June 30, 2004 the Company has no Preferred Stock outstanding.

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

         The product life cycle of fragrances and toiletries can be very short. Changing fashions and fads can dramatically shift consumer preferences and demands. Traditional fragrance companies introduce a new fragrance every year or so. Changing fashions and new products may reduce the chance of creating long-term brand loyalty to the Company's or its licensees/distributors product lines.

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


Item 3.  Controls and Procedures
--------------------------------

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

         Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a.   Exhibits

               Exhibit 10.30 Promissory Note with Mid-Peninsula Bank dated April 26, 2004

               Exhibit 10.31    Research   Agreement  with  University  of  Utah
                                effective July 15, 2004

               Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

               Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

               Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

     b.   Reports on Form 8-K

               None

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                           HUMAN PHEROMONE SCIENCES, INC.





Date:  August 11, 2004                     /s/ William P. Horgan
                                           -------------------------------------
                                           William P. Horgan
                                           Chairman and Chief Executive Officer




Date:  August 11, 2004                     /s/ Gregory S. Fredrick
                                           -------------------------------------
                                           Gregory S. Fredrick
                                           Chief Financial Officer