Form 10QSB
period 2004-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2004-11-12
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

           California                                 94-3107202
    ---------------------------              -----------------------------
   (State or other jurisdiction of        (I.R.S. employee Identification No.)
    incorporation or organization)

 84 West Santa Clara Street, San Jose, California              95113
 -------------------------------------------------         --------------
         (Address of principal executive offices)            (Zip code)


                    Issuer's telephone number: (408) 938-3030


                                 Not applicable
            -------------------------------------------------------
          (Former name or former address, if changed since last report)


         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,151,954 shares of Common Stock as of October 27, 2004.

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX
                                                                            Page
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets as of September 30, 2004
                 (Unaudited) and December 31, 2003 ............................3

                 Statements of Operations (Unaudited) for the Three and Nine
                 Months Ended September 30, 2004 and 2003 .....................4

                 Statements of Cash Flows (Unaudited) for the Nine
                 Months Ended September 30, 2004 and 2003 .....................5
..
                 Notes to Financial Statements (Unaudited) ....................6

         Item 2. Management's Discussion and Analysis

                 Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations ...............7

         Item 3. Controls and Procedures ...................................  11


PART II
OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K ............................12


SIGNATURES ...................................................................13

                                    PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Human Pheromone Sciences, Inc.
                                 Balance Sheets

                                                                                          September 30,  December 31,
(in thousands except share data)                                                              2004          2003
--------------------------------                                                            --------      --------
                                                                                         (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                                 $  1,363      $  1,950
  Accounts receivable, net of allowances of $6,000 and $4,000, respectively                       93            38
  Inventories, net                                                                                83            52
  Other current assets                                                                            44            19
                                                                                            --------      --------
Total current assets                                                                           1,583         2,059

Property and equipment, net                                                                       20             9
                                                                                            --------      --------
                                                                                            $  1,603      $  2,068
                                                                                            ========      ========

Liabilities, Convertible Redeemable Preferred Stock and Shareholders' Equity
Current liabilities:
 Accounts payable                                                                           $     66      $     23
 Accrued professional fees                                                                        48            54
 Accrued employee benefits                                                                        34            39
 Accrued income tax                                                                                2            24
 Other accrued expenses                                                                           30            33
                                                                                            --------      --------
    Total current liabilities                                                                    180           173
                                                                                            --------      --------


Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value, 10,000,000 shares authorized, Series AA 100,000 convertible shares issued and outstanding at December 31, 2003 (total liquidation
     value $150); none at September 30, 2004                                                    --             150
                                                                                            --------      --------
    Total liabilities                                                                            180           323

Commitments and Contingencies

Shareholders' equity:
   Common stock, no par value, 13,333,333 shares authorized, 4,151,954 and
    4,105,116 shares issued and outstanding at each date, respectively                        20,809        20,659
   Accumulated deficit                                                                       (19,386)      (18,914)
                                                                                            --------      --------
Total shareholders' equity                                                                     1,423         1,745
                                                                                            --------      --------
                                                                                            $  1,603      $  2,068
                                                                                            ========      ========

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (unaudited)


                                                               Three months ended                Nine months ended
                                                              --------------------               -----------------
                                                                   September 30,                     September 30,
(in thousands except per share data)                         2004               2003              2004               2003
                                                         --------------    ---------------    --------------    ---------------
Net revenues                                                       300                227               708                506
Cost of goods sold                                                  44                 73               117                157
                                                         --------------    ---------------    --------------    ---------------

Gross profit                                                       256                154               591                349

Operating Expenses:
   Research and development                                         27                 11                43                 18
   Selling, general and administrative                             364                276             1,053                803
                                                         --------------    ---------------    --------------    ---------------
Total operating expenses                                           391                287             1,096                821
                                                         --------------    ---------------    --------------    ---------------

Loss from operations                                              (135)              (133)             (505)              (472)

Other income
   Interest income (net)                                             5                  4                12                 12
   Other income (expense)                                           (1)                20                (1)                20
                                                         --------------    ---------------    --------------    ---------------
Total other income and (expense)                                     4                 24                11                 32

Income tax benefit from on-going operations                         --                  1                --                 34
                                                        --------------    ---------------    --------------    ---------------
Loss from on-going operations                                     (131)              (108)             (494)              (406)

Net income from discontinued operations                             --                 --                --                 79
Net gain from sale of assets                                        21                 (8)               22              1,218
                                                         --------------    ---------------    --------------    ---------------

Net income (loss)                                        $        (110)    $         (116)    $        (472)    $          891
                                                         ==============    ===============    ==============    ===============


Net income (loss) per common share - basic
    From on-going operations                             $       (0.03)    $        (0.03)    $       (0.12)    $        (0.11)
    From discontinued operations                         $        0.00     $         0.00     $        0.00     $         0.02
    From assets sold                                     $        0.01     $         0.00     $        0.01     $         0.33
                                                         --------------    ---------------    --------------    ---------------
    Net income (loss)                                    $       (0.02)    $        (0.03)    $       (0.11)    $         0.24
                                                         ==============    ===============    ==============    ===============

Net income (loss) per common share - diluted
    From on-going operations                             $       (0.03)    $        (0.03)    $       (0.12)    $        (0.09)
    From discontinued operations                         $        0.00               0.00              0.00               0.02
    From assets sold                                     $        0.01     $         0.00     $        0.01     $         0.26
                                                         --------------    ---------------    --------------    ---------------
    Net income (loss)                                    $       (0.02)    $        (0.03)    $       (0.11)    $         0.19
                                                         ==============    ===============    ==============    ===============

Weighted average common shares outstanding -basic                4,152              4,028             4,121              3,717
                                                         ==============    ===============    ==============    ===============
Weighted average common shares outstanding -diluted              4,152              4,028             4,121              4,731
                                                         ==============    ===============    ==============    ===============

See accompanying notes to consolidated financial statements.

                         Human Pheromone Sciences, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                            Nine months ended
                                                              September 30,
                                                          ----------------------
(in thousands)                                              2004          2003
--------------                                              ----          ----

Cash flows from operating activities
Net (loss) from on-going operations                       $  (494)     $  (406)

 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                 5            3
  Changes in operating assets and liabilities:
    Accounts receivable                                       (55)        (165)
    Inventories                                               (31)          82
    Other current assets                                      (25)         (35)
    Accounts payable and accrued liabilities                   28          (92)
    Deferred revenue                                                         3
                                                          -------      -------
Net cash used in on-going operating activities               (572)        (610)
                                                          -------      -------
Net cash provided by operations of assets sold                  1          153
                                                          -------      -------
Net cash used in operating activities                        (571)        (457)


Cash flows provided by (used in) investing activities
Sale of Realm assets                                         --          1,435
Acquisition of fixed assets                                   (16)          (7)
                                                          -------      -------
Net cash provided by (used in) investing activities           (16)       1,428


Cash flows used in financing activities
Purchase of Series BB preferred stock                        --           (505)
                                                          -------      -------
Net cash used in financing activities                        --           (505)


Net increase (decrease) in cash and cash equivalents         (587)         466
Cash and cash equivalents at beginning of period            1,950        1,394
                                                          -------      -------
Cash and cash equivalents at end of period                $ 1,363      $ 1,860
                                                          =======      =======


See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                   (unaudited)
                               September 30, 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing and marketing of synthesized human pheromones and consumer products containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. In April 2000, the Company licensed the sale of its REALM(R) fragrance products and in April 2003 the Company sold the REALM and innerREALM(R) brands and trademarks to Niche Marketing Group, Inc. The Company's strategic focus is now on expanding the market for its existing patented pheromones to other consumer product and fragrance companies and to the development of its internally developed brand of pheromone-based products under the Natural Attraction(R) brand, and mood based products under the licensed Demeter Natural Attraction label. The Company will seek to add to this group of products with new, patented compounds that might be developed through the research efforts that the Company is now directly managing.

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. The inventory at September 30, 2004 consists of finished goods inventory valued at $13,000 and raw materials of $70,000. At December 31, 2003, these balances were $13,000 and $39,000, respectively.

Earnings (Loss) Per Share

         The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and Diluted" earnings per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the three and nine months ended September 30, 2004, options to purchase 140,001 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of September 30, 2004 and 2003, the unaudited components of basic and diluted earnings per share are as follows (all amounts are in thousands):



                                                                               2004            2003
                                                                           -----------     -----------
    Net income (loss) available to common shareholders                     $     (472)     $       891
                                                                           ===========     ===========

    Weighted-average common shares outstanding during the period                4,105            3,717

    Incremental shares from assumed conversions of convertible
    preferred stock and stock options                                              --            1,014
                                                                           -----------     -----------

    Fully diluted weighted-average common shares and potential common
    stock (unaudited)                                                           4,105            4,731
                                                                           ===========     ===========


Capital Stock and Stock Options

         During the three months ended September 30, 2004 no common stock or preferred stock was issued. During the quarter options to purchase 60,000 shares of common stock under the 2003 Non-Employee Directors Stock Option Plan were granted, no issued options were exercised and 8,333 stock options expired under the initial Non-Employee Directors Stock Option Plan.


2.    SEGMENT INFORMATION

         Revenues by geographic markets for the three and nine months ended September 30, 2004 and 2003 were as follows:

                              Three months ending          Nine months ending
                                 September 30,                September 30,
                           ------------------------    ------------------------
                              2004         2003           2004         2003
                           -----------  -----------    -----------  -----------
 Markets:
  U.S. Markets             $       278  $       204    $       628  $       482
  International Markets             22           23             80           24
                           -----------  -----------    -----------  -----------

  Net Sales                $       300  $       227    $       708  $       506
                           ===========  ===========    ===========  ===========



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

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of

America. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition and license fees. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Results of Operations

Three Months ended September 30, 2004 compared to the Three Months ended September 30, 2003

         Net revenues for the third quarter of 2004 were $300,000, representing an increase of 33% from revenues of $227,000 for the prior year's quarter. Domestically, revenues were $74,000 greater than the prior year, attributable to the Demeter Natural Attraction(R) product line which was launched in the second quarter of the current year and pheromone sales with a 20% increase over last years third quarter sales. International revenues were consistent with the prior year and represents sales for both our Natural Attraction products and private label manufacturing for a new licensee. The international revenues is attributable to both new and existing customers with an increasing private label preference.

         Net revenues for the quarters ended September 30, 2004 and 2003 were as follows (in thousands):

                                       2004          2003
                                       ----          ----
 Markets:
  U.S Markets                       $     278     $     204
  International Markets                    22            23
                                    ----------    ----------
  Net Revenue                       $     300     $     227
                                    ==========    ==========


         Gross profit for the quarter ended September 30, 2004 of $256,000 is 66% higher than last year's gross profit of $154,000. As a percentage of sales, gross profit of 85% was more than last year's of 68% due to lower product costs realized in the current period.

         Research and Development expenses for the third quarters of 2004 and 2003 were $27,000 and $11,000, respectively. The Company began research activities during the current year quarter based on the July 15, 2004 Research Agreement with the University of Utah.

         Selling, general and administrative expenses of $364,000 are $88,000 more than last years $276,000. Selling, marketing and distribution expenses were $53,000 more than the prior year as the Company incurred marketing and sales promotion expenses for the Natural Attraction(R) from Demeter line of fragrances in the U.S. marketplace which was launched in the second quarter of this year. General and administrative and facility costs increased by $35,000, primarily as a result of the Company's efforts to expand new investment potential and increase its shareholder base.

         The Company earned $5,000 and $4,000 in net interest income in each of the periods, respectively.

         The Company recorded no income tax provision in 2004 and an income tax benefit for 2003. No provision was recorded in 2004 due to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of September 30, 2004, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,506,000. However, a full valuation allowance is provided for the gross deferred tax asset as management can not determine whether its realization is more likely than not.

         On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. The operating results from these product lines have been classified as net income from operations sold and accounted for as a separate line item on the financial statements.


Nine Months ended September 30, 2004 as compared to the Nine Months ended September 30, 2003

         Net revenues for the nine months ended September 30, 2004 were $708,000. This was a 40% increase from net revenues of $506,000 for the nine months of 2003. Domestically, revenues were $146,000 greater than the prior year with the launch of the Natural Attraction(R) from Demeter product line, an increase in pheromone sales, somewhat offset by lower sales of the original Natural Attraction products. International revenues were $56,000 greater than the prior year as a result of higher sales to distributors of private label products containing human pheromones.

         Net revenues for the nine months ended September 30, 2004 and 2003 were as follows:


        Markets                                    2004          2003
        -------                                    ----          ----

        U.S Markets                            $     628     $     482
        International Markets                         80            24
                                               ----------    ----------
        Net Revenues                           $     708     $     506
                                               ==========    ==========

         Gross profit for the first nine months of 2004 increased 69% to $591,000 from $349,000 in 2003. The increase is the result of the higher sales levels, a favorable sales mix and reduced product costs. Gross margin increased to 83% compared to 69% in 2003 as a result of the reduced product costs and favorable sales mix.

         Research and development expenses for the first nine months of 2004 and 2003 were $43,000 and $18,000, respectively. Effective July 15, 2004 the Company completed a Research Agreement with the University of Utah and has begun research activities from these facilities.

         Selling, general and administrative expenses for the nine months of 2004 were $1,053,000 and $803,000 for the comparable period of 2003. Selling, marketing and distribution expenses are $173,000 more than the prior year as the Company incurred the expenses associated with the Demeter Natural Attraction product line launched in the second quarter of 2004, and the Company continued efforts to license its Natural Attraction brand. Administrative and facilities expense were $ 77,000 more than last year primarily due to increased investor relations costs and basic cost increases in other areas.

         The Company's cash balances generated $12,000 in net interest income during the first nine months of 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, the Company had cash of $1,363,000 with no outstanding bank borrowings. At December 31, 2003, it had cash of $1,950,000 with no outstanding bank borrowings. Net cash used in on-going activities for the nine months of 2004 of $572,000 is slightly better than last years $610,000 despite the increased spending on sales and marketing.

         On April 26, 2004, the Company renewed its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a revolving line of credit. The Company may borrow up to $500,000 at an interest rate equal to the Bank's prime rate plus 0.75% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expires on May 3, 2005, contains certain debt-to-equity and working capital covenants. At September 30, 2004 the Company was in compliance with all but one of the covenants for which the Company has received a waiver from the bank. As of September 30, 2004 there were no amounts outstanding under this agreement.

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


                                         HUMAN PHEROMONE SCIENCES, INC.





Date:  November 9, 2004                  /s/ William P. Horgan
                                         ---------------------
                                         William P. Horgan
                                         Chairman and Chief Executive Officer




Date:  November 9, 2004                  /s/ Gregory S. Fredrick
                                         -----------------------
                                         Gregory S. Fredrick
                                         Chief Financial Officer