Form 10KSB
period 2004-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2005-03-30
CIK 878616

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2004
                                               -----------------

  [    ]   TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
               --------------------------------------------------
                 (Name of small business issuer in its charter)

                 California                                      94-3107202
---------------------------------------------              ---------------------
      (State or other jurisdiction of                        (I.R.S. employee
       incorporation or organization)                        Identification No.)

     84 W Santa Clara St.  Suite 720,
          San Jose, California                                     95113
---------------------------------------------              ---------------------
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

         State issuer's revenues for its most recent fiscal year.   $1,140,000
                                                                    ----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $ 2, 189,788 (1)

(1) Excludes 931,677 shares held by directors, officers and shareholders whose ownership exceeds 5% of the outstanding shares at March 4, 2005 based on a closing bid price on that day of $0.68 per share. Exclusion of such shares should not be construed as indicating that the holders thereof possess the power, direct or indirect, to direct the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

         Number of shares outstanding of each of the issuer's classes of common equity, as of March 24, 2004, 4,151, 954 shares of common stock.

         Transitional Small Business Disclosure Format (check one):
Yes [  ] No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference into Part III of this Form 10-KSB Report: the Proxy Statement for the Registrant's 2005 Annual Meeting of Shareholders (the "Proxy Statement").

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

Item 1.  Description of Business
         -----------------------

Introduction

         The Company, a California corporation, was founded in 1989 as EROX Corporation to develop and market a broad range of consumer products containing human pheromones as a component. On May 29, 1998, the shareholders of the Company voted to change the name of the Company to Human Pheromone Sciences, Inc. The Company believes that human pheromone research funded by the Company presents an opportunity to create and market an entirely new category of pheromone-based fragrances and toiletry products, as well as other types of consumer products that do not require FDA approval. The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing a new category of consumer products.

         Pheromones are chemical substances known to stimulate species-specific biological responses in animals. For fifteen years, scientists and advisors engaged by Human Pheromone Sciences, Inc. ("HPS") have studied the functions and characteristics of human pheromones.

         The human pheromones included as a component of and as a fixative for the Company's products have been manufactured for the Company by contract vendors. The manufacturing process for human pheromones begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process originally performed for the Company by Pherin Pharmaceuticals, Inc. at its laboratories in Salt Lake City, Utah. In early 1999, in response to the need for significant increases in production the Company engaged the services of an independent consultant and an independent chemical laboratory to manufacture the pheromones. Since 2001 an independent laboratory has manufactured such pheromones under the direction of HPS' consulting scientists. All the steps in the manufacturing process are standard chemical laboratory procedures. The manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

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

         Scientists have observed that in higher species the influence of pheromones grows increasingly more subtle and complex. Not surprisingly, reactions to pheromones are very subtle in human beings. While humans have definite responses to pheromones, the research sponsored by HPS and other scientists suggests that the highly developed human brain filters and masks those reactions. Rather than producing an isolated effect, as in lower level species, human pheromones act in concert with other sensory cues provided by odor, sight, taste, sound and touch to provide a cumulative influence.

         As a result of its sponsored research and the research of other scientists, the Company believes evidence has been developed that indicates that humans respond to human pheromones. HPS has also found that its human pheromones are sexually dimorphic; that is, some show more activity in females while others show a higher level of activity in males. During the studies of human pheromones conducted by the Company, certain human subjects volunteered descriptions of their feelings. Women frequently described feeling comfortable or at ease or more positive, while a number of male subjects described a feeling of confidence and self-assurance. The Company continues to explore these naturally occurring substances in a variety of tests to increase its knowledge and understanding of their range of influence on human emotions and their application as components of consumer products.

         Consumer Products and Pheromones. Animal pheromones are well known in the consumer products industry. Natural and synthetic equivalents of mammalian pheromones such as musk, civet and castoreum are found in many fragrances today. However, since pheromonal cues can trigger a response only by members of the same species, these animal pheromones have no specific effect on humans;
instead, they act only as fixatives or carriers for the fragrance or as a component of the consumer product.

         A scent binds to smell receptors in the nose and stimulates a specific region of the brain resulting in the sensation of smell. A pheromone binds to separate receptors that are physically and functionally distinct from smell receptors. These pheromone receptors stimulate a region of the brain different from that stimulated by smell receptors. Since it is widely believed that traditional perfumes and toiletry products allure and intrigue the senses, an alliance between these products and pheromones seems quite natural. For these products to create a true effect in humans, however, it must contain human pheromones. Thus, consumer products containing these mood enhancing components may provide more allure than those without a pheromone component.

         The Vomeronasal Organ ("VNO"). The VNO consists of two tiny sensory organs -- one in each nasal passage. The VNO had been identified earlier in animal species, from reptiles to mammals, and has been known for some time to be a receptor for pheromones in animals. In humans, however, the VNO was assumed to be a non-functioning, vestigial remnant, rarely even present in modern-day men and women.

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

         While the Company's research has shown that the VNO is a functioning receptor for these compounds, the functionality of the VNO is not a factor in the efficacy of the Company's compounds.


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

         In 1999, the Company developed a new line of fragrance and toiletry products containing synthesized human pheromones for men and women under the trademark Natural Attraction(R). The Company introduced these products via a new website, naturalattraction.com, in 2000. Marketing of this line of products was through the web and other direct marketing channels in the United States. The Company primarily promotes the website by placing banner ads on other sites and by selling to selective small perfume retailers on the web. In 2003 the Company completed a licensing agreement which has expanded the Natural Attraction product line, and a distribution agreement for the new product line. Since then, the company has granted non-exclusive rights to the Natural Attraction products in Europe and Japan.

         Licensing of the Company's patented human pheromone products and technology is currently the core business of the Company. The Company's patented pheromones are sold to licensed customers and included as components in their products. The Company also offers private label manufacturing services for licensed customers if that is desired.

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

         Scientists working on behalf of HPS have identified and synthesized several naturally occurring human pheromones. One combination of pheromones shows a measurable response in women and another comparable response in men. HPS has also developed the capability to manufacture commercial quantities of these naturally occurring substances. HPS intends to continue basic pheromone research as applied to consumer products. For the years ended December 31, 2004 and 2003, research and development expense totaled $93,000 and $28,000, respectively. The Company expects increased expenditures for research and development in 2005. Since its inception through December 31, 2004, the Company has incurred $5,376,000 in direct research and development related expenses.


Markets and Competition

         The Competitive Environment. The Company's current products contain what the Company believes are unique components: synthesized human pheromone compounds - androstadienone and estratetraenol. With these components HPS is able to differentiate its products, and its licensee's products, from traditional consumer products. Other than its customers and licensees, the Company believes that no other companies in or outside the United States have the right to produce or distribute products that contain these compounds. However, even with this proprietary technology, the Company and its customers and licensees are competing against numerous companies in the fragrance industry, including Estee Lauder, Chanel and the fragrances subsidiaries of Unilever, Proctor and Gamble and L'Oreal.

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

                  Marketing Strategy. The Company's strategy has shifted from the initial need to educate the consumers and the trade about the company's unique compounds to its current focus on expanding the market for its existing patented pheromones to other consumer product and fragrance companies. In addition the Company continues to market its internally developed brand of pheromone-based products under the Natural Attraction brand, and mood based products under the licensed Demeter Natural Attraction label. The Company will seek to add to this group of products with new, patented compounds that may be developed through the research efforts that the Company is now directly managing.


         Historic Distribution and Promotional Activities through
         April 14, 2003.
         --------------------------------------------------------

         During 1993, the Company developed two fragrances, REALM Women and REALM Men. Initial promotion and distribution was in the form of a one half-hour infomercial, broadcast-tested in August 1994 and rolled-out nationally in the last four months of the year. The infomercial continued to be broadcast through mid-1995 while the Company commenced selling its products in the U.S. retail department stores on a limited basis in late 1994.

         By the beginning of 1997, HPS was still a single product company, primarily involved in one class of trade -- better U.S. department stores. REALM fragrances and toiletries were available in more than 1,300 stores in the 48 contiguous states. While this is the largest channel of distribution for basic fragrances, the high level of retailer employee turnover required expensive ongoing training for continued success of differentiated, scientifically based products such as REALM fragrances. In addition, HPS provided significant in-store fragrance modeling to ensure that consumers driven to the stores by the Company's ongoing radio advertisements had the opportunity to actually experience REALM products once they reached the store.

         To lessen its dependence on a single category of business and in an effort to leverage the expense of its radio advertising and promotion, the Company entered into agreements with distributors who focus on the fast growing perfumery and middle market department store classes of trade. These alternative channels provided additional exposure for the Company's products and human pheromone technology at a significantly lower cost than the better department stores. In mid-1997, the Company introduced a second women's fragrance line, innerREALM with disappointing results and repositioned this brand to the alternative channels of distribution in 1998 with encourging results. During 1999, the Company continued distributing its REALM Men and REALM Women's fragrances in leading U.S. department stores.

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

         During 1999, the Company continued to reduce its presence in U.S. retailers whose business was not profitable to HPS. It also began a program to more tightly focus advertising, selling and promotional efforts with the remaining retail accounts and reduced its loss on sales to this class of trade as compared with prior periods. The Company continued to rationalize its U.S. department store distribution in early 2000, but still believed that it was difficult for a company with a limited portfolio to profitably compete in the U.S. department store fragrance business.

         On April 24, 2000, HPS signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. ("Niche"), a newly formed affiliate of Northern Brands, Inc. Niche purchased the Company's applicable inventories and paid royalties, with annual minimums, on sales of the products and line extensions under the REALM and innerREALM brand names.

         This agreement enabled the Company to stem the significant losses incurred in selling to the department stores and the cash drain associated therewith. Under this agreement, HPS retained the right to all of its trademarks and trademark applications. During 2000, the Company began a program to significantly expand its REALM business in South East Asia and increase the licensing of its patented human pheromone technology to third party consumer product manufacturers.

         On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. Assets consisting of REALM and innerREALM trademarks, inventory and product licenses were sold, resulting in a net gain of $1,170,000.


         Current Distribution and Promotional Activities from April 14, 2003.
         --------------------------------------------------------------------

         The Company's strategic focus is now on expanding the market for its existing patented pheromones to other consumer product and fragrance companies and to the development of its internally developed brand of pheromone-based products under the Natural Attraction brand, and mood based products under the licensed Demeter Natural Attraction label. The Company will seek to add to this group of products with new, patented compounds that may be developed through the research efforts that the Company is now directly managing.

Technology Licensing and Supply Agreements

         One of the strategic objectives of the Company is to expand the use of its patented human pheromone technology by working closely with consumer products companies who are leaders in their particular markets. In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones. Revenues commenced in 1999 and have continued through 2004. Total revenues from this agreement and others aggregated $858,790 in 2004 and $568,000 in 2003, respectively. HPS is also in supply and /or licensing discussions with other companies in several consumer products fields and markets.

         During 2004, three companies represented 74%, 11% and 6% of the Company's net sales and revenues. During 2003, three companies comprised 69%, 17% and 5% of the Company's net sales and revenues.

Patents and Other Intellectual Property

         In December  1993 and January  1994,  the Company  received  two United
States patents for non-therapeutic compositions of fragrances and human pheromones for use as components in perfumes and personal care products and consumer and industrial products such as clothing, air fresheners and paper products. In 1995, patents were granted in Taiwan, and in 1997, patents were granted in Mexico. In June 1998, the Company was granted a Notice of Allowance of its patents for the inclusion of synthesized human pheromones by the European Patent Office. Individual country patents were also granted. HPS is also the exclusive licensee for non-therapeutic uses of pheromones in consumer products under a royalty-free worldwide perpetual license to United States patents and patent applications covering pheromone technology owned by Pherin Pharmaceuticals, Inc. This technology is also the subject of other foreign patents and applications. The Company also relies on trade secrets protection for confidential and proprietary information. Other patent applications are currently anticipated.


Regulation

         Unless the FDA extends its regulatory authority, regulation by governmental authorities in the United States and other countries is not expected to be a significant consideration in the sale of the Company's products and in its ongoing research and development activities. Under current regulations, the market introduction of the majority of non-medicated cosmetics products does not require prior formal registration or approval by the FDA, although this could change in the future. The cosmetic industry has established self-regulating procedures and most companies perform their own toxicity and consumer tests. Voluntary filings related to manufacturing facilities are made with the FDA. The Cosmetics Division of the FDA, however, does monitor closely problems of safety, adulteration and labeling. In addition, if the FDA should determine that claims made by the Company for its fragrances involve the cure, mitigation or treatment of disease, the FDA could take regulatory action against the Company and its products.

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


Employees

         At March 1, 2005, the Company had three full-time employees and one part-time employee. In addition, the Company retains consultants to provide advice in the areas of research, sales and marketing, advertising, product safety testing, regulatory compliance, MIS and product development. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees and consultants to be good.


Manufacturing

         The Company and its licensees are dependent on third parties to manufacture its products. The Company has selected several essential oil companies that provide fragrance products to the industry to supply such compounds to HPS in accordance with proprietary formulas developed for the Company and generic formulas developed by the essential oil companies. The Company has agreements in place with suppliers for its products and has been furnished with commercial quantities of the Company's and its licensees' products for sale to consumers. While the Company is responsible for blending the human pheromones with these products, final bottling and packaging of the products and ancillary product lines are performed by independent manufacturers. These manufacturers selected by HPS and its licensees have extensive experience in blending, filling and packaging fragrance, cosmetic and related products, and have the capacity to satisfy the Company's and its licensees' manufacturing needs, at least for the foreseeable future. The Company believes that such manufacturing services are widely available to the fragrance industry at competitive prices and has identified additional contract manufacturing companies.

         The Company has qualified two manufacturers for the production of the synthesized human pheromones. Since 2002, the Company has utilized only one of these manufacturers to furnish all of the Company's human pheromone requirements. The Company does not believe that it would be economically feasible to establish its own manufacturing facilities since synthesized human pheromones are available from laboratories that now have experience in the preparation of these compounds.

Available Information

         We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is "www.erox.com".


Risk Factors

         The Company's future results may be affected to a greater or lesser degree by the following factors, among others:

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

         The Company's marketing strategy may not be successful. The Company may not be able to establish and maintain the necessary sales and distribution channels. Consumer product and traditional fragrance companies may choose not to license or private label the Company's products.

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

         The Company may not be able to develop new patentable compounds. The Company's success substantially depends upon developing and obtaining patents for new mood and sensory enhancing compounds. The Company requires that its products be scientifically tested validating the human responses to the compounds. The Company may not be successful in validating that the desired human responses are obtained.

         The Company may not be able to recruit  and retain key  personnel.  The
Company's success substantially depends upon recruiting and retaining key employees and consultants with research, product development and marketing experience. The Company may not be successful in recruiting and retaining these key people.

         The Company relies upon other  companies to  manufacture  its products.
The Company and its distributors/licensees rely upon other companies to manufacture its pheromones, supply components, and to blend, fill and package its fragrance products. The Company and its distributors/licensees may not be able to obtain or retain pheromone manufacturers, fragrance suppliers, or component manufacturers on acceptable terms. This would adversely affect operating results.


Item 2.  Description of Property
         -----------------------

         The Company presently occupies a 2,609 square feet of space for its headquarters offices in San Jose, California, pursuant to a lease extension signed on March 5, 2004 that expires March 31, 2007. The minimum annual rental is $48,997, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area. Commencing in February 2001, the Company leases storage space in the local area on a month-to-month basis for approximately $0.75 per square foot.

         During the year ended December 31, 2004, the Company incurred $65,000 in net rent expense and related charges for these facilities.


Item 3.  Legal Proceedings
         -----------------

         We are not currently involved in any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
         ---------------------------------------------------------

         The Company's Common Stock is quoted on the NASDAQ Bulletin Board under the symbol EROX OB. As of March 1, 2005, there were approximately 850 holders of record of the Company's Common Stock. Set forth below is the high and low bid information for the Company's Common Stock on the NASDAQ Bulletin Board or the NASDAQ Small-Cap Market as reported by Nasdaq-Amex Online during each of the four calendar quarters of 2004 and 2003.

                                             HIGH                        LOW
                                             ----                        ---
         2004
         ----
         First quarter                      $  0.51                    $ 0.22
         Second quarter                     $  0.85                    $ 0.43
         Third quarter                      $  0.70                    $ 0.38
         Fourth quarter                     $  0.70                    $ 0.28

         2003
         ----
         First quarter                      $  0.08                    $ 0.03
         Second quarter                     $  0.16                    $ 0.04
         Third quarter                      $  0.20                    $ 0.12
         Fourth quarter                     $  0.24                    $ 0.12

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


Item 6.  Management's Discussion and Analysis of Operations
         --------------------------------------------------

         The Company's strategic focus is now on expanding the use of its existing patented human pheromones to other consumer product companies on a worldwide basis, the development of its internally developed Natural Attraction and other proprietary line of mood enhancing based products under the licensed Demeter Natural Attraction label. In addition, the Company would like to add to this group of products new patented compounds that might be discovered through the research efforts that the Company is now directly managing.


         Year ended December 31, 2004 compared with the year ended December 31, 2003

         Net sales and revenues for the year ended December 31, 2004 were $1,140,000 compared to $646,000 for the prior year, an increase of $494,000, or 76%. Increased revenues for 2004 were the result of a 69% increase for established product lines from existing licensees and established accounts, and the addition of the Demeter Natural Attraction product line launched in April 2004. Sales were expected to decline as established fragrance lines mature and their life cycle shortens, but this did no occur in 2004. The Company is continuing to seek new licensees and expand discussions with potential licensees in both the fragrance and consumer product markets.

         Gross margin in 2004 was 81% of sales as compared with 73% in the prior year. The increase is primarily attributable to an entire year of decreased pheromone costs in 2004 for price reductions obtained during 2003.

         Research and development costs increased by $65,000 in 2004 to $93,000 from the $28,000 incurred in the prior year. The increase of the research expenditures was the result of the Company inaugurating operations at the University of Utah under the Research Agreement signed July 13, 2004. The Company is now directly managing all research and development efforts from this facility, and expenses are expected to increase in 2005.

         Selling, general and administrative expenses increased $360,000 to $1,419,000 for the year ending December 31, 2004 from $1,059,000 for year ending December 31, 2003. Sales, marketing and distribution expenses increased $231,000, while other administrative expenses increased by $129,000. The increase in sales and marketing expenses was due to the launch of the Demeter Natural Attraction product line in April 2004 and efforts to promote the Natural Attraction brand. Administrative costs increases were primarily due to an investor relations program, an area that the Company had not funded for several years and to general price increases.

         Total other income and expense, including interest, increased by $31,000 resulting in $17,000 of income compared with a net other expense of $14,000 in 2003. Net interest income for 2004 was $18,000 with no significant other income or expense. In 2003 the net expense is primarily a result of writing off a $50,000 pheromone compound license signed in 2001, and partially offset by a $20,000 recovery from Pherin Pharmaceuticals, Inc.

         In 2004 the Company has not recorded a tax provision due to the net operating losses generated, or the utilization of net losses carried forward from prior years, compared to 2003 when the Company recorded net income taxes of $31,000. In 2004 a $21,000 tax benefit was recorded as a gain from sale of assets as the actual tax liability was less than anticipated. The 2003 income tax provision applied to the sale of assets and the discontinued operation aggregating $86,000, somewhat offset by a net tax benefit from net operating losses and deferred tax credits of $55,000 were recorded against on-going operations.

         As of December 31, 2004 the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward, was approximately $6,762,000. However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine whether its realization was more likely than not.


Liquidity and Capital Resources

         At December 31, 2004, the Company had cash and cash-equivalents of $1,201,000, working capital of $1,336,000, and no bank borrowings outstanding. These balances at December 31, 2003 were $1,950,000 and $1,886,000, respectively with no bank borrowings outstanding. Net cash used by operating activities was $741,000 for the year ended 2004 as compared with $552,000 for the year ended December 31, 2003. The cash used from operations for 2004 increased by $189,000 and is primarily attributed to increased spending for promotion of the Natural Attraction brand and investor relations activity. The sale of the REALM and innerREALM assets provided $1,466,000 of cash in 2003 and the REALM related operations provided another $155,000 for a total of $1,621,000.

         The Company renewed its line of credit with Mid-Peninsula Bank on April 26, 2004 which expires May 3, 2005. Under the terms of the loan agreement the Company may borrow up to $500,000, at an interest rate equal to the bank's prime rate plus 0.75%. As of December 31, 2004 the Company had not made any borrowings against this credit line. Any borrowings are primarily secured by the Company's accounts receivable and inventories. The credit line requires the company to maintain debt-to-equity and liquidity ratios, and a minimum net worth. As of December 31, 2004 the Company was in compliance with these financial covenants.

         On May 22, 2003 the Company purchased, from a fund of which a board member was a general partner, all of the outstanding shares of its Series BB Preferred Stock for $505,000. In a related transaction, with another fund of which the same board member was a general partner, 1,333,333 shares of Series AA Preferred Stock was converted into 597,777 shares of common stock.

         The Company's current cash position and projected results of operations for the year 2005 are not expected to require additional outside financing.


  New Accounting Pronouncements

         In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company's financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based
Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations.


CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition and license fees. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.


Revenue Recognition

         Revenue is recorded at the time of merchandise shipment, net of provisions for returns. The Company records revenues from sales, initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 and No. 104. The majority of the Company's sales are to distributors and licensees, and these distributors and licensees have no right to return products.

Off-Balance-Sheet Arrangements

         As of December 31, 2004, the Company did not have any off-balance-sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B.


Item 7.  Financial Statements
         --------------------

         See the Financial Statements set forth in Item 13(a), which are incorporated herein by reference.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------------------------------------------------

         None.


Item 8A. Controls and Procedures
         -----------------------

         The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alerting them to material information relating to the Company required to be in our Exchange Act filings.

Changes in internal control over financial reporting

         During the quarter ended December 31, 2004, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 8B. Other Information
         -----------------

         None.

PART III

Item 9.  Directors and Executive Officers of the Registrant
         --------------------------------------------------

         The executive officers of the Company and their ages as of March 1, 2005 are as follows:

                  Name           Age                  Position
                  ----           ---                  --------

         William P. Horgan        57      Chairman, Chief Executive Officer
                                          and Director

         Gregory S. Fredrick      50      Chief Financial Officer

         Robert Brooks            46      Vice President Operations

William P. Horgan was appointed to the newly created post of Chairman of the Board in November 1996 after serving as President, Chief Executive Officer and Director since January 1994, when he joined the Company. From May 1992 to January 1994, he served as Chief Financial and Administrative Officer of Geobiotics, Inc., a biotechnology-based development stage company, and from January 1990 to May 1992, was employed by E.S. Jacobs and Company as Senior Vice President of Worlds of Wonder, Inc. From March 1988 to January 1990, he was Chief Financial Officer of Advanced Polymer Systems, Inc., a manufacturer and supplier of polymer based delivery systems for the ethical dermatology, OTC skin care and personal care markets. Prior to 1988, he held various executive and management positions with CooperVision, Inc. and several affiliated companies, including President of its Revo, Inc. subsidiary.

Gregory S. Fredrick joined the Company in October 1998 as Vice President, Controller. Prior to joining the Company Mr. Fredrick spent nearly eight years in the Entertainment industry. From February 1997 to June 1998, he was the Vice President, Controller for a start-up record label / internet company 911 Entertainment. Mr. Fredrick served in various finance and operations capacities while with Windham Hill Records / BMG Entertainment from April 1990, leaving as Director of Operations in December 1996.

Robert Brooks was appointed Vice President Operations in August 1999 after serving as Director of Operations since September 1995, when he joined the company. From March 1987 to December 1994 he served as a Principal (or Vice President Operations) of Curtis Nuts, a wholesale food processor and distributor to large retail chains and public venues. Mr. Brooks served in various distribution / operations positions from 1978 to 1987. He served as Director of Distribution Operations for Mrs. Fields Cookies from September 1980 through December 1984.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is posted on our website at erox.com under the caption Company.

         The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above.

         The remainder of this item is incorporated by reference to the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders (the "Proxy Statement").

Item 10. Executive Compensation
         ----------------------

         Incorporated by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
         --------------------------------------------------------------

         Incorporated by reference to the Proxy Statement.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         Incorporated by reference to the Proxy Statement.

Item 13. Exhibits, Lists and Reports on Form 8-K
         ---------------------------------------

         (a) Financial Statements. The following are filed as a part of this report:

                                                                                       Page
                                                                                       ----
              Report of Singer Lewak Greenbaum & Goldstein LLP,
                  Independent Registered Public Accounting Firm                         16
              Balance Sheets - December 31, 2004 and 2003                               17
              Statements of Operations - Years ended December 31, 2004 and 2003         18
              Statements of Shareholders' Equity (Deficiency) -
                  Years ended December 31, 2004 and 2003                                19
              Statements of Cash Flows - Years ended December 31, 2004 and 2003         20
              Notes to Financial Statements                                             21

              Exhibits. The following exhibits are filed as part of this report.

         (b) Reports on form 8-K.

             None

         EXHIBIT
         NUMBER                     EXHIBIT TITLE
         ------                     -------------
           3.1      Copy of the Registrant's Articles of Incorporation (1)

           3.2      Copy of Registrant's By-laws (1)

           10.1     Registrant's Stock Plan * (1)

           10.2 Technology Transfer Agreement between Registrant and Pherin dated August 23, 1991 (1)

           10.3     Supply Agreement with Avon Products, Inc.(2)

           10.4 Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated March 5, 2001 for the Registrant's California offices (3).

           10.5 Amendment to License and Purchase Agreement with Niche Marketing, Inc. dated March 8, 2002. (4)

           10.6     Business Loan Agreement dated April 19, 2002. (5)

           10.7     Business Loan Agreement dated May 2, 2003(6)

           10.8 2003 Nonemployee Directors Stock Option Plan of Human Pheromone Sciences, Inc(6)

           10.9 Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated March 5, 2004 for the Registrant's California offices (7).

           10.10    Promissory Note with Mid-Peninsula Bank dated April 26, 2004
                    (8).

           10.11 Research Agreement with University of Utah effective July 15, 2004 (8).

           23.1 Consent of Independent Certified Public Accountants Singer Lewak Greenbaum & Goldstein LLP

           31.1 Certification of Chief Executive Officer pursuant to Rules 13a - 15(e)

           31.2 Certification of Chief Financial Officer pursuant to Rules 13a - 15(e)

           32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. 1350

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

(4) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on Form 10-QSB for the three month ended March 31, 2002.

(5) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on Form 10-QSB for the three month ended June 30, 2002.

(6) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the three month ended June 30, 2003.

(7) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the three month ended March 31, 2004.

(8) Filed as an exhibit with corresponding exhibit no. to Registrant's Quarterly Report on From 10-QSB for the three month ended June 30, 2004.


*    Management contract or compensatory plan



Item 14. Principal Accountant Fees and Services
         --------------------------------------

         Incorporated by reference to the Proxy Statement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Human Pheromone Sciences, Inc. Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 25, 2005.


                                        HUMAN PHEROMONE SCIENCES, INC.


                                        By: /s/ William P. Horgan
                                            ------------------------------------
                                        Name: William P. Horgan

                                        Title: Chief Executive Officer and
                                               Chairman of the Board


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


          SIGNATURE                       CAPACITY                      DATE
          ---------                       --------                      ----

/s/ William P. Horgan          Chief Executive Officer            March 25, 2005
----------------------------   and Chairman
William P. Horgan              (Principal Executive Officer)


/s/ Gregory S. Fredrick        Chief Financial Officer            March 25, 2005
----------------------------
Gregory S. Fredrick            (Principal Financial and
                               Accounting Officer)

/s/ Bernard I. Grosser         Director                           March 25, 2005
----------------------------
Bernard I. Grosser, MD


/s/ Helen C. Leong             Director                           March 25, 2005
----------------------------
Helen C. Leong


/s/ Robert Marx                Director                           March 25, 2005
----------------------------
Robert Marx

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
Human Pheromone Sciences, Inc.

         We have audited the accompanying balance sheets of Human Pheromone Sciences, Inc. as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 25, 2005

                         Human Pheromone Sciences, Inc.

                                 Balance Sheets

                                                       December 31, December 31,
(in thousands except share data)                           2004        2003
                                                         --------    --------
Assets

Current assets:
  Cash and cash equivalents                              $  1,201    $  1,950
  Accounts receivable, net of allowances of $5,000
   and $4,000 in 2004 and 2003, respectively                  259          38
  Inventory, net                                               63          52
  Other current assets                                          8          19
                                                         --------    --------
      Total current assets                                  1,531       2,059

Property and equipment, net                                    17           9
                                                         --------    --------

                                                         $  1,548    $  2,068
                                                         ========    ========


Liabilities, Convertible Redeemable Preferred Stock and Shareholders' Equity

Current liabilities:
  Accounts payable                                       $     41    $     23
  Accrued professional fees                                    58          54
  Accrued employee benefits                                    35          39
  Accrued sales returns                                        40        --
  Accrued income taxes                                          3          24
  Other accrued expenses                                       18          33
                                                         --------    --------
      Total current liabilities                              195         173
                                                         --------    --------

Convertible redeemable preferred stock:
  Preferred stock, issuable in series, no par value,
  10,000,000 shares authorized:
    Series AA 100,000 and 1,433,333 convertible
    shares issued and outstanding in 2003 and 2002,
    respectively (total liquidation
    value $150 and $2,150, respectively)                     --           150
                                                         --------    --------
Total convertible redeemable preferred stock                 --           150
                                                         --------    --------
      Total liabilities                                      195         323

Commitments and Contingencies

Shareholders' equity:
  Common stock, no par value, 13,333,333 shares
  authorized, 4,151,954 and 4,105,116 shares
  issued and outstanding at each date, respectively        20,809      20,659
 Accumulated deficit                                      (19,456)    (18,914)
                                                         --------    --------
Total shareholders' equity                                  1,353       1,745
                                                         --------    --------
                                                         $  1,548    $  2,068
                                                         ========    ========

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.

                            Statements of Operations

                                                                Years ended
                                                                December 31,
                                                             -------------------
(in thousands except per share data)                           2004       2003
----------------------------------------------------------   -------    -------

Net revenue                                                  $ 1,140    $   646
Cost of goods sold                                               215        177
                                                             -------    -------

Gross profit                                                     925        469
                                                             -------    -------

Operating expenses:
    Research and development                                      93         28
    Selling, general and administrative                        1,419      1,059
                                                             -------    -------

Total operating expenses                                       1,512      1,087
                                                             -------    -------

Loss from operations                                            (587)      (618)

Other (expense) income
    Interest income (net)                                         18         16
    Other (expense)                                               (1)       (30)
                                                             -------    -------
Total other income (expense)                                      17        (14)

Income tax benefit from on-going operations                     --           55
                                                             -------    -------

Loss from on-going operations                                   (570)      (577)

Net income from operations sold                                 --           74
Net gain from sale of assets                                      28      1,170
                                                             -------    -------

Net income (loss)                                            $  (542)   $   667
                                                             =======    =======

Net income (loss) per common share-basic
    From on-going operations                                 $ (0.14)   $ (0.15)
    From operations sold                                        0.00       0.02
    From assets sold                                            0.01       0.31
    Net income (loss)                                          (0.13)      0.18

Net income (loss) per common share-fully diluted
    From on-going operations                                 $ (0.14)   $ (0.13)
    From operations sold                                        0.00       0.02
    From assets sold                                            0.01       0.26
    Net income (loss)                                          (0.13)      0.15

Weighted average common shares outstanding - basic             4,129      3,803
                                                             =======    =======
Weighted average common shares outstanding - fully diluted     4,129      4,588
                                                             =======    =======

See accompanying notes to financial statements.

                                                   Human Pheromone Sciences, Inc.

                                           Statements of Shareholders' Equity (Deficiency)

 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                    Common Stock
                                            --------------------------     Foreign Currency    Accumulated      Total Shareholders'
                                             Shares            Amount         Translation        Deficit         Equity(Deficiency)
                                            --------          --------          --------         --------           --------
Balances, at December 31, 2002                 3,430          $ 17,667          $    (66)        $(19,581)          $ (1,980)

Conversion of Series AA preferred stock          598             1,930              --               --                1,930

Purchase of Series BB preferred stock           --               1,054              --               --                1,054

Stock grants                                      77                 8                                                     8

Foreign currency translation                    --                --                  66             --                   66

Net income                                      --                --                --                667                667
                                            --------          --------          --------         --------           --------

Balances, at December 31, 2003                 4,105            20,659              --            (18,914)             1,745

Conversion of Series AA preferred stock           47               150              --               --                  150

Net loss                                        --                --                --               (542)              (542)
                                            --------          --------          --------         --------           --------

Balances, at December 31, 2004                 4,152          $ 20,809          $   --           $(19,456)          $  1,353
                                            ========          ========          ========         ========           ========

See accompanying notes to financial statements.

                                                   Human Pheromone Sciences, Inc.

                                                      Statements of Cash Flows

                                                                                                         Years ended December 31,
                                                                                                     -------------------------------
(in thousands)                                                                                        2004                   2003
--------------------------------------------------------------------------------------               -------                -------

Cash flows from operating activities:
    Net loss from on-going operations                                                                $  (570)               $  (577)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Write down of product license                                                                   --                       50
        Depreciation and amortization                                                                      8                      3
        Employee stock grant compensation expense                                                       --                        8
    Changes in operating assets and liabilities:
        Accounts receivable, net                                                                        (221)                    16
        Inventories, net                                                                                 (11)                    95
        Other current assets                                                                              10                     (9)
        Accounts payable and accruals                                                                     43                   (138)
                                                                                                     -------                -------

Net cash used in on-going activities                                                                    (741)                  (552)

Net cash provided by operations sold                                                                       8                    155
                                                                                                     -------                -------
Net cash used in operating activities                                                                   (733)                  (397)

Cash flows provided (used)  in investing activities:
    Sale of REALM assets                                                                                --                    1,466
    Purchase of property and equipment                                                                   (16)                    (7)
                                                                                                     -------                -------
Net cash provided (used in) investing activities                                                         (16)                 1,459

Cash flows used in financing activities
    Purchase of Series BB preferred stock                                                               --                     (506)
                                                                                                     -------                -------
Net cash used in financing activities                                                                   --                     (506)

Net increase (decrease) in cash and cash equivalents                                                    (749)                   556
Cash and cash equivalents at beginning of the year                                                     1,950                  1,394
                                                                                                     -------                -------
Cash and cash equivalents at end of the year                                                         $ 1,201                $ 1,950
                                                                                                     =======                =======


(in dollars)
Cash disbursement for income taxes                                                                   $  --                  $ 7,000
                                                                                                     =======                =======

Cash disbursement for interest                                                                       $ 1,000                $ 2,000
                                                                                                     =======                =======

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2004

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed its name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones and other mood enhancing compounds. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. In April 2000, the Company licensed the sale of its REALM fragrance products through department and specialty stores across the United States and selected international markets to Niche Marketing, Inc. On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. Assets consisting of the REALM and innerREALM trademarks, inventory and product licenses were sold. Licensing of the Company's technology is currently the core business of the Company. The Company's patented compounds are sold to licensed customers and included as components in their fragrance products. The Company also offers private label manufacturing services for third party consumer product licensees.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Sale of Assets

         On April 14, 2003, the Company sold to Niche Marketing Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. Assets consisting of REALM and innerREALM trademarks, inventory and product licenses were sold for proceeds of $1,466,000, resulting in a gain on the sale of $1,170,000. Included on the income/(loss) from REALM and innerREALM brands for the year ended December 31, 2003 were revenues of $102,000, and income from these brands was $74,000 in 2003.


Concentration of Credit Risk

         Since the Company has refocused its business based on a product licensing model, its concentration of credit risk consists principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. As of December 31, 2004 and 2003, the Company had deposits at one financial institution which aggregated $1,219,000 and $1,963,000, respectively. Such funds are insured by the Federal Deposit Insurance Corporation up to $100,000. Concentration of credit risk with respect to accounts receivable has increased because the Company's customer base consists of several large customers in the United States and distributors in several international markets. On-going credit evaluations of customers' financial condition are performed and, generally, no collateral is required. However, until the credit worthiness of these international customers is acceptable to the Company, the customer generally pays in advance of shipment. The Company maintains an allowance for potential losses based upon management analysis of possible uncollectible accounts.


Customer Concentration

         During 2004, three customers comprised 74%, 11% and 6% of the Company's net sales. Accounts receivable from these customers at December 31, 2004 account for 85%, 11% and 3%, respectively, of the net receivables. During 2003, three customers comprised 69%, 17% and 5% of the Company's net revenues.

                         Human Pheromone Sciences. Inc.
                          Notes to Financial Statements
                                December 31, 2004

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Supplier Concentration

         The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products. Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply could have a material adverse effect on the Company. During the year three suppliers comprised 99% of the cost of goods sold.

Revenue Recognition

         Revenue is recorded at the time of merchandise shipment, net of provisions for returns. The Company records revenues from sales, initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 and No. 104. The majority of the Company's sales are to distributors and licensees, and these distributors and licensees have no right to return products.

Advertising Costs

         The cost of advertising is expensed as incurred. Advertising costs were $44,000 and $20,000 in 2004 and 2003, respectively.

Research and Development

         Research and development costs are charged to expense when incurred. Research and development costs were $93,000 and $28,000 in 2004 and 2003, respectively.

Fair Value of Financial Instruments

         The Company believes that the book value of financial instruments, including cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses, approximate their fair value.

Income Taxes

         The Company accounts for income taxes under SFAS No. 109 Accounting for Income Taxes. In accordance with SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company provides a valuation allowance against net deferred tax assets unless, based upon available evidence, it is more likely than not that the deferred tax asset will be realized.

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

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2004


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

         In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, " Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2004


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

         The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the year ended December 31, 2004, options to purchase 140,000 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

         A reconciliation of the denominator of the basic earnings per share calculation to the denominator of the diluted earnings per share calculation for the year ended December 31, 2003 is as follows:

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

Accounts Receivable and Sales Returns Allowances

         The Company records accounts receivable upon the shipment of goods and records an offsetting estimate for future sales returns or other allowances that the Company anticipates. The Company estimates the required reserves based on historical sales activity, contractual obligations with the customers, current sell-through of inventory at the customer locations, customer credit worthiness and general economic and consumer trends. Significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. Therefore, our estimates could differ materially from actual results.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company records an inventory reserve for inventory shrinkage and obsolescence. The Company estimates the required reserves based on historical sales and projected sales, historical inventory shrinkage, marketing plans, packaging modifications required, minimum production runs, economic viability and general economic environment.

Property and Equipment

         The Company's property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over three years for all categories.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2004

2.       INVENTORIES

         A summary of inventories follows (in thousands):

                                                                  December 31,
                                                              ------------------
                                                              2004         2003
                                                              ----         ----
               Components (raw materials)                     $ 62         $ 51
               Finished goods                                   18           18
               Reserve for shrinkage and obsolescence          (17)         (17)
                                                              ----         ----
                                                              $ 63         $ 52
                                                              ====         ====


3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                   December 31,
                                                              ------------------
                                                               2004        2003
                                                              -----       -----
                Computer hardware                             $  62       $  52
                Computer software                                52          56
                Furniture and other office equipment             26          26
                                                              -----       -----
                                                                140         134
                Accumulated depreciation                       (123)       (125)
                                                              -----       -----
                                                              $  17       $   9
                                                              =====       =====

         Depreciation expense for the years ended December 31, 2004 and 2003 were $8,000 and $3,000, respectively.


4.       BANK BORROWING

         The Company renewed its line of credit with Mid-Peninsula Bank on April 26, 2004 which expires May 3, 2005. Under the terms of the loan agreement the Company may borrow up to $500,000, at an interest rate equal to the banks prime rate plus 0.75%. As of December 31, 2004 the Company had not made any borrowings against this credit line. Any borrowings are primarily secured by the Company's accounts receivable and inventories. The credit line requires the company to maintain debt-to-equity and liquidity ratios, and a minimum net worth. As of December 31, 2004 the Company was in compliance with these financial covenants.


5.       COMMITMENTS AND CONTINGENCIES

         The Company presently occupies a 2,609 square feet of space for its headquarters offices in San Jose, California, pursuant to a lease extension signed on March 5, 2004 that expires March 31, 2007. The minimum annual rental is $48,997, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area. Future minimum lease payments under this non-cancelable lease as of December 31, 2004 are as follows:

                  Year Ending                          Minimum
                  December 31,                      Lease Payment
                  ------------                      -------------
                    2005                            $    48,997
                    2006                                 48,997
                    2007                                 12,249
                                                    ------------
                    Total                           $   110,243
                                                    ===========

         Since February 2001, the Company has leased storage space in the local area on a month-to-month basis for approximately $0.75 per square foot.

          Total rent expense was $65,000 and $76,000 for the years ended December 31, 2004 and 2003, respectively.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2004


6.       CONVERTIBLE REDEEMABLE PREFERRED STOCK

Series BB
---------

         On May 22, 2003 the Company purchased, from a fund of which a former board member was the general partner, all of the outstanding shares of its Series BB Preferred Stock for $505,000.

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

Series AA
---------

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

         Holders of shares of Series AA convertible preferred stock were entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted.

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

Redemption Features
-------------------

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

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2004


7.       SHAREHOLDERS' EQUITY

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

         A summary of the option activity under the Plan is as follows (in thousands except per share data):

                                                                WEIGHTED AVERAGE
                                                 SHARES          EXERCISE PRICE
                                                 ------          --------------

         Outstanding, January 1, 2003              344             $   1.12
         Canceled or Expired                       (50)            $   1.64
                                                 -----
         Outstanding, December 31, 2003            294             $   0.98
         Canceled or Expired                       (45)            $   1.09
                                                 -----
         Outstanding, December 31, 2004            249             $   1.01
                                                 =====


         At December 31, 2004, no shares of the Company's common stock were reserved for future grants since the Plan has expired, and options to purchase
249,000 shares were exercisable at a weighted average exercise price of $1.01 per share.

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

A summary of the stock option activity under the Director's Plans is as follows (in thousands except per share data):

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                     SHARES             PRICE
                                                     ------             -----
         Outstanding, January 1, 2003                  136           $   5.53
         Granted                                        80           $   0.13
         Canceled or Expired                           (61)          $   4.29
                                                     -----
         Outstanding, December 31, 2003                155           $   3.23
         Granted                                        60           $   0.60
         Canceled or Expired                           (15)          $   5.40
                                                     -----
         Outstanding, December 31, 2004                200           $   2.28
                                                     =====

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2004

7.       SHAREHOLDERS' EQUITY (continued)


         At December 31, 2004, a total of 200,000 shares of the Company's common stock were reserved for future grants under the Directors' Plan, and options to purchase 159,999 shares were exercisable, at a weighted average exercise price of $2.70.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2004 (in thousands except per share data) under both of the Company's plans

                                                     OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                          -------------------------------------------------------------------      ---------------------------------
                                                        WEIGHTED                                                           AT A
                                                         AVERAGE                  WEIGHTED                                WEIGHTED
  RANGE OF                       NUMBER                 REMAINING                  AVERAGE              NUMBER            AVERAGE
  EXERCISE                    OUTSTANDING              CONTRACTUAL                EXERCISE            EXERCISABLE        EXERCISE
   PRICES                     AT 12/31/04              LIFE (YEARS)                 PRICE             AT 12/31/04        PRICE OF
---------                 ------------------        --------------             --------------      -------------      --------------
$0.09 to $1.00                    201                      4.9                    $    0.64              161           $    0.52
$1.01 to $5.00                    218                      3.5                    $    1.12              218           $    1.12
$5.01 to $10.00                    20                      1.5                    $    5.97               20           $    5.97
$10.01 to $23.64                   10                      1.5                    $   23.64               10           $   23.64
                                  ---                      ---                    ---------              ---           ---------
$ 0.09 to $23.64                  449                      3.6                    $    1.62              409           $    1.67
                                  ===                                                                    ===

         The weighted average fair value of options granted during 2004 and 2003 was $0.60 and $0.13, respectively.

         The Company applies APB 25 and related Interpretations in accounting for its employee stock options. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 123, the Company's net income (loss) per share would have been increased as shown by the proforma amount indicated in the following table (in thousands):

                                                               Years ended December 31,
                                                              --------------------------
                                                                 2004             2003
                                                              --------          --------
Net income (loss):
    As reported                                               $   (542)          $  667
    Add stock based employee compensation expense
         Included in net income, net of tax                         --               --
     Deduct total stock based employee compensation
          expense determined under fair value method for
          all awards, net of tax                                   (34)              (37)
                                                              --------          --------
               Pro forma                                      $   (576)         $    630
                                                              ========          ========

Basic and diluted loss per share:
    Basic - as reported                                       $ (0.13)           $ 0.18
    Basic - pro forma                                         $ (0.14)           $ 0.17
    Diluted - as reported                                     $ (0.13)           $ 0.15
    Diluted - pro forma                                       $ (0.14)           $ 0.14

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2004


7.       SHAREHOLDERS' EQUITY (continued)


         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003;

                                                     2004 Option Grants        2003 Option Grants
                                                     ------------------        ------------------
Weighted Average Interest Rates                              3.3%                       2.3%
Dividend Yield                                                 0%                         0%
Volatility factor of the Company's common stock              177%                       200%
Weighted average expected life beyond each
         respective vesting period                        5 years                    4 years


         The weighted-average fair value of options granted during the years ended December 31, 2004 and 2003 for which the exercise price was equal to the market price on the grant date was $0.60 and $0.13, respectively, and the weighted-average exercise price was $0.60 and $0.13, respectively. No stock options were granted during the years ended December 31, 2004 and 2003 for which the exercise price was greater than or less than the market price on the grant date.

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


8.       INCOME TAXES


         There was no provision for income taxes for the year ended December 31, 2004 or 2003 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

         A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:

                                                        Years ended December 31,
                                                        ------------------------
                                                           2004         2003
                                                          -----        -----
Federal tax (tax benefit) at the federal
  statutory rate                                          $(184)       $ 245
Other differences                                           (74)         (89)
Permanent differences                                         2            1
Increase (decrease) in valuation allowance                  256         (212)
                                                          -----        -----
Income tax benefits                                       $--          $ (55)
                                                          =====        =====

         At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $18,409,000. The Company also had federal research and development tax carryforwards of approximately $214,000. The net operating loss and credit carryforwards will expire between 2005 and 2020. The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2004

8.       INCOME TAXES (continued)



         Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

                                                               December 31,
                                                          ----------------------
                                                            2004          2003
                                                          -------       -------
         Deferred tax asset:
         Net operating loss carryforward                  $ 6,526       $ 6,169
         Research credit carryforward                         214           214
         Reserves and accruals                                 61            58
         Other, net                                           (39)           65
         Valuation allowance for deferred tax assets       (6,762)       (6,506)
                                                          -------       -------
         Net deferred tax assets                          $  --         $  --
                                                          =======       =======

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $162,000 in 2004 and increased by $96,000 in 2003. The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.