Form 10QSB
period 2005-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2005-05-16
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                                           Commission file number 0-23544

                                           HUMAN PHEROMONE SCIENCES, INC.
                                   -----------------------------------------------
                                   (Name of small business issuer in its charter)

                      California                                                            94-3107202
--------------------------------------------------------------                  ------------------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. employee Identification No.)


      84 West Santa Clara Street, San Jose, California                                         95113
--------------------------------------------------------------                  ------------------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,151,954 shares of Common Stock as of April 29, 2005.


                                           HUMAN PHEROMONE SCIENCES, INC.

                                                        INDEX
                                                                                                                                Page
                                                                                                                                ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004 .......................................    3

                  Statements of Operations (Unaudited) for the Three Months Ended
                  March 31, 2005 and 2004 .....................................................................................    4

                  Statements of Cash Flows (Unaudited) for the Three Months Ended
                  March 31, 2005 and 2004  .....................................................................................   5

                  Notes to Financial Statements (Unaudited)  ...................................................................   6

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Conditions and Results of Operations ......................    7

         Item 3. Controls and Procedures  .....................................................................................   11

PART II
OTHER INFORMATION

         Item 6. Exhibits .....................................................................................................   12

SIGNATURES ....................................................................................................................   13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                         Human Pheromone Sciences, Inc.
                                                                 Balance Sheets

                                                                                                         March 31,      December 31,
(in thousands except share data)                                                                           2005            2004
------------------------------------------------------------------------------------------------         --------        --------
                                                                                                       (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                                              $  1,095        $  1,201
  Accounts receivable, net of allowances of $5,000 at each date                                                72             259
  Inventories, net                                                                                             68              63
  Other current assets                                                                                         34               8
                                                                                                         --------        --------
Total current assets                                                                                        1,269           1,531

Property and equipment, net                                                                                    15              17
                                                                                                         --------        --------

                                                                                                         $  1,284        $  1,548
                                                                                                         ========        ========

Liabilities, Convertible Redeemable
Preferred Stock and Shareholders' Equity
Current liabilities:
 Accounts payable                                                                                        $     75        $     41
 Accrued professional fees                                                                                     44              58
 Accrued employee benefits                                                                                     37              35
 Accrued sales returns                                                                                         40              40
 Accrued income tax                                                                                             2               3
 Other accrued expenses                                                                                        14              18
                                                                                                         --------        --------
    Total current liabilities                                                                                 212             195
                                                                                                         --------        --------

    Total liabilities
                                                                                                              212             195

Commitments and Contingencies

Shareholders' equity:
  Common stock, no par value, 13,333,333 shares authorized,
     4,151,954 shares issued and outstanding at each date                                                  20,809          20,809
  Accumulated deficit                                                                                     (19,737)        (19,456)
                                                                                                         --------        --------
Total shareholders' equity                                                                                  1,072           1,353
                                                                                                         --------        --------
                                                                                                         $  1,284        $  1,548
                                                                                                         ========        ========

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                             Statement of Operations
                                   (unaudited)



                                                    Three months ended March 31,
                                                    ----------------------------
(in thousands except per share data)                    2005             2004
---------------------------------------------------   -------          -------

Net revenue                                           $   126          $   259
Cost of goods sold                                         41               40
                                                      -------          -------

Gross profit                                               85              219
                                                      -------          -------

Operating expenses:
    Research and development                               46                9
    Selling, general and administrative                   326              301
                                                      -------          -------

Total operating expenses                                  372              310
                                                      -------          -------

Loss from operations                                     (287)             (91)


Other income (expense):
    Interest income, net                                    6                3
    Other (expense)                                       --               --
                                                      -------          -------
Total other income                                          6                3
                                                      -------          -------

Net loss
                                                      $  (281)         $   (88)
                                                      =======          =======

Net income (loss) per common share-
  basic and fully diluted                             $ (0.07)         $ (0.02)
                                                      =======          =======


Weighted average common shares outstanding -
  basic and fully diluted                               4,152            4,105
                                                      =======          =======


See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                            Statements of Cash Flows
                                   (unaudited)


                                                    Three months ended March 31,
                                                    ----------------------------
(in thousands)                                          2005          2004
----------------------------------------------------  -------       ---------


Cash flows from operating activities
Net loss                                             $  (281)      $    (88)

Adjustments  to  reconcile  net loss to net cash
 provided or used by operating
 activities:
  Depreciation and amortization
                                                            2              1
  Changes in operating assets and liabilities:
    Accounts receivable                                   187            (94)
    Inventories                                            (5)             2
    Other current assets                                  (25)           (24)
    Accounts payable and accrued liabilities               16             (4)
                                                      -------       --------
Net cash used in operating activities                    (106)          (207)

Net cash provided by operations of assets sold           --               (2)


Cash flows provided (used) in investing activities
Acquisition of property and equipment                    --               (6)
                                                      -------       --------
Net cash used in investing activities                    --               (6)

Cash flows used in financing activities                  --               --
                                                      -------       --------
Net cash used in financing                               --               --
                                                      -------       --------

Net increase (decrease) in cash and cash equivalents     (106)          (215)
Cash and cash equivalents at beginning of period        1,201          1,950
                                                      -------       --------
Cash and cash equivalents at end of period            $ 1,095       $  1,735
                                                      =======       ========


See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                   (unaudited)
                                 March 31, 2005


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

         Human Pheromone Sciences, Inc. (the "Company") was incorporated in the State of California in 1989 under the name of EROX Corporation. The Company changed the name to Human Pheromone Sciences, Inc. in May 1998. The Company is engaged in the research, development, manufacturing and marketing of synthesized human pheromones and consumer products containing synthetic human pheromones as a component. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. In April 2000, the Company licensed the sale of its REALM(R) fragrance products and in April 2003 the Company sold the REALM and innerREALM(R) brands and trademarks to Niche Marketing Group, Inc. The Company's strategic focus is now on expanding the market for its existing patented pheromones to other consumer product and fragrance companies and to the development of its internally developed brand of pheromone-based products under the Natural Attraction(R) brand, and mood based products under the licensed Demeter Natural Attraction label. The Company will seek to add to this group of products new, patented compounds that might be developed through the research efforts that the Company is now directly managing.

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

Inventories

         Inventories are stated at the lower of cost (first in - first out method) or market. A summary of inventories follows (in thousands):


                                                       March 31,    December 31,
                                                         2005          2004
                                                         ----          ----
         Components (raw materials)                       $61           $62
         Finished goods                                    24            18
         Reserve for shrinkage and obsolescence           (17)          (17)
                                                          ---           ---
                                                          $68           $63
                                                          ===           ===

Earnings (Loss) Per Share

         The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the three months ended March 31, 2005 and 2004, options to purchase 140,000 and 70,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of March 31, 2005 and 2004, the unaudited components of basic and diluted earnings per share are as follows (all amounts are in thousands):

                                                                2005      2004
                                                              -------   -------

Net income (loss) available to common shareholders            $  (281)  $   (88)
                                                              =======   =======


Weighted-average common shares outstanding during the period    4,152     4,105
                                                              =======   =======

Capital Stock and Stock Options

         During the three months ended March 31, 2005 no common stock or preferred stock was issued. During the quarter, no stock options under the 2003 Non-Employee Directors Stock Option Plan were granted, no issued options were exercised and no stock options expired under the initial Non-Employee Directors Stock Option Plan.


2.    SEGMENT INFORMATION

         Revenues by geographic markets for the three months ended March 31, 2005 and 2004 were as follows:

                                               Three months ending
                                                     March 31,
                                               --------------------
                                               2005            2004
                                               ----            ----
           Markets:
            U.S. Markets                       $ 47            $218
            International Markets                79              41
                                               ----            ----

            Net Sales                          $126            $259
                                               ====            ====



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
-------------------------------------------------------------------------

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

COMPANY OVERVIEW

         The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones and other mood enhancing compounds. The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries. Licensing of the Company's technology is currently the core business of the Company while directly managing the on-going development of identified compounds for potential new products. The Company's patented compounds are sold to licensed customers and included as components in their fragranced consumer products. The Company also offers private label manufacturing services for third party consumer product licensees.


Results of Operations

Three Months ended March 31, 2005 compared to the Three Months ended March 31, 2004

         Net revenue for the first quarter of 2005 was $126,000, representing a decrease of 51% from revenues of $259,000 for the prior year's quarter. Domestic revenues decreased $171,000, a 78% reduction, from the prior year sales of $218,000. The Company's domestic fourth quarter 2004 sales were $360,000, a $228,000 or 173%, increase from the 2003 fourth quarter revenues. Domestic customers seem to have altered their historical purchasing patterns which resulted in increased sales in the last quarter of 2004 and decreased revenues in the current period. Since the Company is not always aware of its customer's manufacturing and marketing plans revenue fluctuations due to the customer schedules will occur periodically. International revenues were $38,000 greater than the prior year due to increased sales in the Asia and Latin America markets.

         Net revenues for the quarters ended March 31, 2005 and 2004 were as follows (in thousands):

                                                  2005            2004
           -----------------------------------------------------------
           Markets:
            U.S Markets                           $ 47            $218
            International Markets                   79              41
                                                  ----            ----
            Net Sales                             $126            $259
                                                  ====            ====


         Gross profit for the quarter ended March 31, 2005 of $85,000 is 63% less than last years $219,000. As a percentage of sales, gross profit of 67% was less than last years of 85% due to the reduced sales of higher margin products during the quarter. As discussed above, the sales for the quarter were less than the previous year due to an increased demand in the fourth quarter of 2004, resulting in reduced gross profit and a larger percentage of sales with lower gross margins.

         Research and Development expenses for the first quarters of 2005 and 2004 were $46,000 and $9,000, respectively. The increase of the research expenditures was the result of the Company inaugurating operations at the University of Utah under the Research Agreement signed July 13, 2004. The Company is now directly managing all research and development efforts from this facility.

         Selling, general and administrative expenses for the first quarter of 2005 of $326,000 are $25,000 more than last years first quarter expenses of $301,000. Selling, and marketing and distribution expenses were $7,000 less than the prior year as the Company did not launch a new product line in 2005 as it did in 2004 thereby reducing advertising and related expenses. General and administrative and facility costs were $32,000 more in the current year's quarter due to continued investor relations program that began in 2004 and increased payroll costs due to less vacation time used in the current year.

         The Company earned $6,000 and $3,000 in net interest income in the three months ended March 31, 2005 and 2004, respectively. The increase is due to the rising interest rates.

         The Company recorded no income tax provision in 2005 or 2004, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of March 31, 2005, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,762,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, the Company had cash of $1,095,000 with no outstanding bank borrowings and working capital of $1,057,000. At December 31, 2004, it had cash of $1,201,000 with no outstanding bank borrowings and working capital of $1,336,000. For the first quarter of 2005, net cash used in on-going activities was $106,000 compared to the prior years $207,000 and is the result of collections from the higher than usual accounts receivable balance at December 31, 2004.

         On April 26, 2004, the Company renewed its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") providing for a revolving line of credit. The Company may borrow up to $500,000 at an interest rate equal to the Bank's prime rate plus 0.75% with borrowings secured primarily by the Company's trade receivables and inventory. The agreement, which expired on May 3, 2005, contains certain debt-to-equity and working capital covenants. At March 31, 2005 the Company was in compliance with all of the covenants. As of March 31, 2005 there were no amounts outstanding under this agreement. The Company did not renew this credit line for another year.

         Assuming the Company's activities proceed substantially as planned, the Company's current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing. Management has begun reviewing optional sources of cash should the operational requirements warrant additional funding.

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


                                         HUMAN PHEROMONE SCIENCES, INC.





Date:  May 12, 2005                      /s/ William P. Horgan
                                         ---------------------------------------
                                         William P. Horgan
                                         Chairman and Chief Executive Officer




Date:  May 12, 2005                      /s/ Gregory S. Fredrick
                                         ---------------------------------------
                                         Gregory S. Fredrick
                                         Chief Financial Officer