Form 10QSB
period 2005-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2005-08-12
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

     [ ]  TRANSITION   REPORT  UNDER  SECTION  13 OR A5(d)  OF  THE  SECURITIES
          EXCHANGE ACT OF 1934


                         Commission file number 0-23544

                         HUMAN PHEROMONE SCIENCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           California                                    94-3107202
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. employee Identification No.)
 incorporation or organization)


  84 West Santa Clara Street, San Jose, California               95113
----------------------------------------------------   ------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,151,954 shares of Common Stock as of July 29, 2005. 1

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX
                                                                                                                  Page
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004 ............................. 3

                  Statements of Operations (Unaudited) for the Three and Six Months Ended
                  June 30, 2005 and 2004 ........................................................................... 4

                  Statements of Cash Flows (Unaudited) for the Three and Six Months Ended
                  June 30, 2005 and 2004 ........................................................................... 5

                  Notes to Financial Statements (Unaudited) ........................................................ 6

         Item 2. Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Conditions and Results of Operations ........... 7

         Item 3. Controls and Procedures ...........................................................................11

PART II
OTHER INFORMATION

         Item 6. Exhibits ..........................................................................................12

SIGNATURES .........................................................................................................13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Human Pheromone Sciences, Inc.
                                 Balance Sheets

                                                                              June 30,   December 31,
(in thousands except share data)                                                2005        2004
---------------------------------------------------------------------------   ---------   --------
                                                                             (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                   $    803    $  1,201
  Accounts receivable, net of allowances of $3,000 and $5,000, respectively         81         259
  Inventories, net                                                                  57          63
  Other current assets                                                              35           8
                                                                              --------    --------
Total current assets                                                               976       1,531

Property and equipment, net                                                         13          17
                                                                              --------    --------
                                                                              $    989    $  1,548
                                                                              ========    ========
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                             $     38    $     41
 Accrued professional fees                                                          55          58
 Accrued employee benefits                                                          25          35
 Accrued sales returns                                                              31          40
 Accrued income tax                                                                  2           3
 Other accrued expenses                                                             14          18
                                                                              --------    --------
    Total current liabilities                                                      165         195
                                                                              --------    --------
    Total liabilities                                                              165         195

Commitments and Contingencies

Shareholders' equity:
   Common stock, no par value, 13,333,333 shares authorized, 4,151,954
    shares issued and outstanding at each date                                  20,809      20,809
  Accumulated deficit                                                          (19,985)    (19,456)
                                                                              --------    --------
Total shareholders' equity                                                         824       1,353
                                                                              --------    --------
                                                                              $    989    $  1,548
                                                                              ========    ========

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                            Statements of Operations
                                   (unaudited)

                                                                     Three months ended June 30,    Six months ended June 30,
                                                                     ---------------------------    -------------------------
(in thousands except per share data)                                      2005         2004             2005         2004
                                                                        -------      -------          -------      -------
Net revenues                                                                131          149              257          408
Cost of goods sold                                                           17           33               58           73
                                                                        -------      -------          -------      -------
Gross profit                                                                114          116              199          335

Operating Expenses:
   Research and development                                                  48            7               94           16
   Selling, general and administrative                                      319          388              645          689
                                                                        -------      -------          -------      -------
Total operating expenses                                                    367          395              739          705
                                                                        -------      -------          -------      -------
Loss from operations                                                       (253)        (279)            (540)        (370)
Other income
   Interest income, net                                                       5            4               11            7
                                                                        -------      -------          -------      -------
Loss from on-going operations                                              (248)        (275)            (529)        (363)
Net gain from sale of assets                                               --              1             --              1
                                                                        -------      -------          -------      -------
Net loss                                                                $  (248)     $  (274)         $  (529)     $  (362)
                                                                        =======      =======          =======      =======
Net loss per common share - basic and fully diluted
    From on-going operations                                            $ (0.06)     $ (0.07)         $ (0.13)     $ (0.09)
    From assets sold                                                    $ (0.00)     $ (0.00)         $ (0.00)     $ (0.00)
                                                                        -------      -------          -------      -------
Net loss per common share - basic and fully diluted                     $ (0.06)     $ (0.07)         $ (0.13)     $ (0.09)
                                                                        =======      =======          =======      =======

Weighted average common shares outstanding -basic and fully diluted       4,152        4,106            4,152        4,105
                                                                        =======      =======          =======      =======

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                    Six months ended June 30,
                                                                                    -------------------------
(in thousands)                                                                         2005          2004
--------------------------------------------------------------------------------     --------      --------
Cash flows from operating activities
Net loss from ongoing operations                                                     $  (529)     $  (363)

 Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                            5            3
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  178          (41)
    Inventories                                                                            6          (22)
    Other current assets                                                                 (26)         (27)
    Accounts payable and accrued liabilities                                             (31)         (12)

                                                                                     -------      -------
Net cash used in operating activities                                                   (397)        (462)
                                                                                     -------      -------

Cash flows provided by (used in) investing activities
Acquisition of property and equipment                                                     (1)         (16)
Sale of Realm assets                                                                    --              1
                                                                                     -------      -------
Net cash used in investing activities                                                     (1)         (15)

Cash flows used in financing activities                                                 --           --
                                                                                     -------      -------

Net cash used in financing activities                                                   --           --

Net decrease in cash and cash equivalents                                               (398)        (477)
Cash and cash equivalents at beginning of period                                       1,201        1,950
                                                                                     -------      -------
Cash and cash equivalents at end of period                                           $   803      $ 1,473
                                                                                     =======      =======

See accompanying notes to financial statements.

                          Notes to Financial Statements
                                   (unaudited)
                                  June 30, 2005


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

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

Inventories

     Inventories are stated at the lower of cost (first in - first out method) or market. A summary of inventories follows (in thousands):


                                                 June 30,         December 31,
                                                   2005              2004
                                                  ------            -------
    Components (raw materials)                    $   45            $   62
    Finished goods                                    30                18
    Reserve for shrinkage and obsolescence           (18)              (17)
                                                  ------            ------
                                                  $   57            $   63
                                                  ======            ======

Earnings (Loss) Per Share

     The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the six months ended June 30, 2005 and 2004, options to purchase 140,000 and 80,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of June 30, 2005 and 2004, the unaudited components of basic and diluted earnings per share are as follows (all amounts are in thousands):

                                                              2005        2004
                                                             ------      ------
    Net income (loss) available to common shareholders       $ (529)     $ (362)
                                                             ======      ======
    Weighted-average common shares outstanding during the
    period                                                    4,152       4,105
                                                             ======      ======



Capital Stock and Stock Options

     During the three months ended June 30, 2005 no common stock or preferred stock was issued. During the quarter, no stock options under the 2003 Non-Employee Directors Stock Option Plan were granted, no issued options were exercised and 9,999 stock options expired under the initial Non-Employee Directors Stock Option Plan.

2. SEGMENT INFORMATION

     Revenues by geographic markets for the three and six months ended June 30, 2005 and 2004 were as follows:

                              Three months ending         Six months ending
                                    June 30,                   June 30,
                           -------------------------  -------------------------
                              2005           2004         2005           2004
                           ----------    ----------   ----------     ----------
 Markets:
  U.S Markets               $  128          $ 132       $  175        $   350
  International Markets          3             17           82             58
                           ----------    ----------   ----------     ----------
  Net Sales                 $  131          $ 149       $  257        $   408
                           ==========    ==========   ==========     ==========


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
------  -----------------------------------------------------------------------

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

Results of Operations

Three  Months  ended June 30, 2005  compared to the Three  Months ended June 30,
2004

     Net revenues for the second quarter of 2005 were $131,000, representing a 12% decrease from the prior year's revenues of $149,000. Domestically, revenues were $4,000 less than the prior year, attributable to increased pheromone reorders for the current quarter unable to offset the decreased revenues from the Demeter Natural Attraction(R) product line. The Demeter Natural Attraction(R) product line was launched in April 2004 and generated 36% of the domestic revenues during the 2004 period which the Company did not expect to maintain in 2005. Reorders revenues from existing customers were slightly better than the previous year as the timing of the customers reorders continue to be placed in a non-cyclical manner. International revenues were $14,000 less than the prior year due to increased sales in the first three months of the year, $38,000 more than the prior year.

     Net revenue for the quarters ended June 30, 2004 and 2003 were as follows (in thousands):

                                2005      2004
                               ------    ------
    Markets:
     U.S Markets               $  128    $  132
     International Markets          3        17
                               ------    ------
     Net Sales                 $  131    $  149
                               ======    ======


     Gross profit for the quarter ended June 30, 2005 of $114,000 is 2% less than last year's gross profit of $116,000. As a percentage of sales, gross profit of 87% was more than last year's of 78%. The increased gross margin was caused by a favorable sales mix of higher margin products for the current period compared to last year's sales mix.

     Research and Development expenses for the second quarters of 2005 and 2004 were $48,000 and $7,000, respectively. The increase of the research expenditures was the result of the Company inaugurating operations at the University of Utah under the Research Agreement signed July 13, 2004. The Company is now directly managing and conducting all research and development efforts from this facility.

     Selling, general and administrative expenses of $319,000 are $69,000 less than last years $388,000. Selling, marketing and distribution expenses were $61,000 less than the prior year as the Company did not spend at the same level as in 2004 when the Company launched its Natural Attraction(R) from Demeter line of fragrances in the U.S. marketplace. General and administrative and facility costs decreased by $7,000, primarily as a result of a reduction in consulting costs associated with the Company's efforts to expand new investment potential and increase its shareholder base.

     The Company earned $5,000 and $4,000 in net interest income in both of the periods, respectively.

     The Company recorded no income tax provision in 2005 or 2004, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of June 30, 2005, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,762,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

Six Months ended June 30, 2005 as compared to the Six Months ended June 30, 2004

     Net revenues for the six months ended June 30, 2005 were $257,000. This was a 37% decrease from net revenues of $408,000 for the first half of 2004. Domestically, revenues were $175,000 less than the prior years $350,000. The Company's domestic fourth quarter 2004 sales were $360,000, a $228,000, 173%, increase from the 2003 fourth quarter revenues. Domestic customers seem to have altered their historical purchasing patterns which resulted in increased sales in the last quarter of 2004 and decreased revenues in the current period. Since the Company is not always aware of its customer's manufacturing and marketing plans revenue fluctuations due to the customer schedules will occur periodically. International revenues were $24,000 greater than the prior year due to increased sales in the Asia and Latin America markets

     Net revenues for the six months ended June 30, 2005 and 2004 were as follows:

----------------------------------------- ------- -------- ------
 Markets                                    2005            2004
----------------------------------------- ------- -------- ------
  U.S Markets                             $   175          $  350
  International Markets                        82              58
                                          -------          ------
  Net Revenues                            $   257          $  408
                                          =======          ======


     Gross profit for the first half of 2005 decreased 41% to $199,000 from $335,000 in 2004. The decrease is the result of the reduced sales due to the customer ordering patterns noted above. Gross margin increased to 82% compared to 77% in 2004 due to a favorable sales mix of higher margin products.

     Research and Development expenses for the first half of 2005 and 2004 were $94,000 and $16,000, respectively. The increase of the research expenditures was the result of the Company inaugurating operations at the University of Utah under the Research Agreement signed July 13, 2004. The Company is now directly managing and conducting all research and development efforts from this facility.

     Selling, general and administrative expenses for the first half of 2005 were $645,000 and $689,000 for the comparable period of 2004, a $44,000 reduction. Selling, marketing and distribution expenses are $68,000 less than the prior year as the Company did not launch any new products lines in 2005 as it did in 2004. General, administrative and facility expenses were $ 26,000 more than last year primarily due to increased fees related to patent, audit and consulting services.

     The Company's cash balances generated $11,000 in net interest income during the first half of 2005, as compared to $7,000 in 2004. The increase is due to increased interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2005, the Company had cash of $803,000 with no outstanding bank borrowings and working capital of $811,000. At December 31, 2004, it had cash of $1,201,000 with no outstanding bank borrowings and working capital of $1,336,000. For the first six months of 2005, net cash used in on-going activities was $397,000 compared to the prior years $461,000 and is the result of collections from the higher than usual accounts receivable balance at December 31, 2004.

     The Company did not renew its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California (the "Bank") which had been providing for a revolving line of credit, secured primarily by the Company's trade receivables and inventory. The agreement which expired on May 3, 2005 was never drawn upon by the Company.

     Assuming the Company's activities proceed substantially as planned, the Company's current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing. However, management is reviewing additional sources of cash should the operational requirements warrant additional funding and has hired an investment banking firm to assist in this area.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits
-------  --------

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


                                        HUMAN PHEROMONE SCIENCES, INC.


Date:  August 8, 2005                   /s/ William P. Horgan
                                        ---------------------
                                            William P. Horgan
                                            Chairman and Chief Executive Officer


Date:  August 8, 2005                   /s/ Gregory S. Fredrick
                                        -----------------------
                                            Gregory S. Fredrick
                                            Chief Financial Officer