Form 10QSB
period 2005-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2005-11-14
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

     [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934


                         Commission file number 0-23544
                                                -------

                         HUMAN PHEROMONE SCIENCES, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

             California                                   94-3107202
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
incorporation or organization)


     84 West Santa Clara Street, San Jose, California               95113
---------------------------------------------------------      -----------------
         (Address of principal executive offices)                 (Zip code)


                    Issuer's telephone number: (408) 938-3030
                                              ---------------

                                 Not applicable
       -------------------------------------------------------------------
          (Former name or former address, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).
Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,151,954 shares of Common Stock as of October 31, 2005.

                         HUMAN PHEROMONE SCIENCES, INC.

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I
FINANCIAL INFORMATION

         Item 1. Financial Statements
         ------  --------------------
                  Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004  . . . . . . . . .  3

                  Statements of Operations (Unaudited) for the Three and Nine Months Ended
                  September 30, 2005 and 2004   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                  Statements of Cash Flows (Unaudited) for the Nine Months Ended
                  September 30, 2005 and 2004  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

                  Notes to Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . 6

         Item 2. Management's Discussion and Analysis
         ------  ------------------------------------

                  Management's Discussion and Analysis of Financial Conditions and Results of Operations . . . .7

         Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
         ------  -----------------------

PART II
OTHER INFORMATION

         Item 6. Exhibits   . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . .12
         ------  --------

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
                         Human Pheromone Sciences, Inc.
                                 Balance Sheets

                                                                               September 30,  December 31,
(in thousands except share data)                                                    2005          2004
--------------------------------------------------------------------------------  --------      --------
                                                                                (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                       $    622      $  1,201
  Accounts receivable, net of allowances of $3,000 and $5,000, respectively             75           259
  Inventories, net                                                                      48            63
  Other current assets                                                                  35             8
                                                                                  --------      --------
Total current assets                                                                   780         1,531
Property and equipment, net                                                             11            17
                                                                                  --------      --------
                                                                                  $    791      $  1,548
                                                                                  ========      ========

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                                                 $     56      $     41
 Accrued professional fees                                                              58            58
 Accrued employee benefits                                                              27            35
 Accrued sales returns                                                                  13            40
 Accrued income tax                                                                      2             3
 Other accrued expenses                                                                  9            18
                                                                                  --------      --------
    Total current liabilities                                                          165           195
                                                                                  --------      --------

Commitments and Contingencies

Shareholders' equity:
   Common stock, no par value, 13,333,333 shares authorized, 4,151,954 shares
    issued and outstanding at each date                                             20,809        20,809
  Accumulated deficit                                                              (20,183)      (19,456)
                                                                                  --------      --------
Total shareholders' equity                                                             626         1,353
                                                                                  --------      --------
                                                                                  $    791      $  1,548
                                                                                  ========      ========

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                            Statements of Operations
                                   (unaudited)

                                                           Three months ended        Nine months ended
                                                          --------------------      --------------------
                                                              September 30,            September 30,
                                                              -------------            -------------
(in thousands except per share data)                        2005        2004         2005         2004
                                                          -------      -------      -------      -------
Net revenues                                              $    91          300      $   348          708
Cost of goods sold                                             12           44           70          117
                                                          -------      -------      -------      -------

Gross profit                                                   79          256          278          591

Operating Expenses:
   Research and development                                    38           27          132           43
   Selling, general and administrative                        242          364          887        1,053
                                                          -------      -------      -------      -------
Total operating expenses                                      280          391        1,019        1,096
                                                          -------      -------      -------      -------

Loss from operations                                         (201)        (135)        (741)        (505)

Other income
   Interest income, net                                         3            5           14           12
   Other expense                                             --             (1)        --             (1)
                                                          -------      -------      -------      -------
Total other income                                              3            4           14           11
                                                          -------      -------      -------      -------
Loss from on-going operations                                (198)        (131)        (727)        (494)

Net gain from sale of assets                                 --             21         --             22
                                                          -------      -------      -------      -------
Net loss                                                  $  (198)     $  (110)     $  (727)     $  (472)
                                                          =======      =======      =======      =======

Net loss per common share - basic and fully diluted
    From on-going operations                              $ (0.05)     $ (0.03)     $ (0.18)     $ (0.12)
    From assets sold                                      $ (0.00)     $  0.01      $ (0.00)     $  0.01
                                                          -------      -------      -------      -------
Net loss per common share - basic and fully diluted       $ (0.05)     $ (0.02)     $ (0.18)     $ (0.11)
                                                          =======      =======      =======      =======

Weighted average common shares outstanding -basic and
fully diluted                                               4,152        4,152        4,152        4,121
                                                          =======      =======      =======      =======

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                            Nine months ended
                                                             September 30,
                                                          --------------------
(in thousands)                                             2005         2004
-------------------------------------------------------   -------      -------
Cash flows from operating activities
Net loss from ongoing operations                          $  (727)     $  (494)

 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                 7            5
  Changes in operating assets and liabilities:
    Accounts receivable                                       183          (55)
    Inventories                                                15          (31)
    Other current assets                                      (26)         (25)
    Accounts payable and accrued liabilities                  (30)          28
                                                          -------      -------
Net cash used in operating activities                        (578)        (572)
                                                          -------      -------


Cash flows provided by (used in) investing activities
Acquisition of property and equipment                          (1)         (16)
Sale of Realm assets                                         --              1
                                                          -------      -------
Net cash used in investing activities                          (1)         (15)

Cash flows used in financing activities                      --           --
                                                          -------      -------
Net cash used in financing activities                        --           --
Net decrease in cash and cash equivalents                    (579)        (587)
Cash and cash equivalents at beginning of period            1,201        1,950
                                                          -------      -------
Cash and cash equivalents at end of period                $   622      $ 1,363
                                                          =======      =======

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                   (unaudited)
                               September 30, 2005


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

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

Inventories

     Inventories are stated at the lower of cost (first in - first out method) or market. A summary of inventories follows (in thousands):

                                                   September 30,  December 31,
                                                       2005          2004
                                                    ----------    ----------
    Components (raw materials)                      $       37    $       62
    Finished goods                                          33            18
    Reserve for shrinkage and obsolescence                 (22)          (17)
                                                    ----------    ----------
                                                    $       48    $       63
                                                    ==========    ==========

Earnings (Loss) Per Share

     The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the nine months ended September 30, 2005 and 2004, options to purchase 130,002 and 140,001 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of September 30, 2005 and 2004, the unaudited components of basic and diluted earnings per share are as follows (all amounts are in thousands):

                                                                         2005            2004
                                                                       ---------      ---------
  Net income (loss) available to common shareholders                   $    (727)     $    (472)
                                                                       =========      =========

  Weighted-average common shares outstanding during the period             4,152          4,121
                                                                       =========      =========

Capital Stock and Stock Options

     During the three months ended September 30, 2005 no common stock or preferred stock was issued. During the quarter options to purchase 60,000 share of common stock under the 2003 Non-Employee Directors Stock Option Plan were granted, no issued options were exercised and no stock options expired under the initial Non-Employee Directors Stock Option Plan.

     The Company applies APB 25 and related Interpretations in accounting for its stock options. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 123, the Company's net income (loss) per share would have been increased as shown by the proforma amount indicated in the following table (in thousands):


                                                                          Three months ended           Nine months ended
                                                                            September 30,                  December 31,
                                                                         2005           2004           2005           2004
                                                                       ---------      ---------      ---------      ---------
Net income (loss):
    As reported                                                        $    (198)     $    (110)     $    (727)     $    (472)
    Add stock based employee compensation expense
         Included in net income, net of tax                                   --             --             --             --
     Deduct total stock based employee compensation
          expense determined under fair value method for
           all awards, net of tax                                            (22)           (34)           (22)           (34)
                                                                       ---------      ---------      ---------      ---------
               Pro forma                                               $    (220)     $    (144)     $    (749)     $    (506)
                                                                       =========      =========      =========      =========

Basic and diluted loss per share:
    As reported                                                        $   (0.05)     $   (0.02)     $   (0.18)     $   (0.11)
    Pro forma                                                          $   (0.05)     $   (0.03)     $   (0.18)     $   (0.12)

     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2005 and 2004;

                                                        2005 Option Grants        2004 Option Grants
                                                        ------------------        ------------------
Weighted Average Interest Rates                               3.8%                       3.3%
Dividend Yield                                                  0%                         0%
Volatility factor of the Company's common stock               159%                       177%
Weighted average expected life beyond each
         respective vesting period                          5 years                     5 years


     The weighted-average fair value of options granted during the nine months ended September 30, 2005 and 2004 for which the exercise price was equal to the market price on the grant date was $0.40 and $0.60, respectively, and the weighted-average exercise price was $0.40 and $0.60, respectively. No stock options were granted during the nine months ended September 30, 2005 and 2004 for which the exercise price was greater than or less than the market price on the grant date.

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

2.    SEGMENT INFORMATION

     Revenues by geographic markets for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                  Three months ending       Nine months ending
                                     September 30,            September 30,
                                ----------------------    ----------------------
                                  2005         2004         2005          2004
                                ---------    ---------    ---------    ---------
 Markets:
  U.S Markets                   $      88    $     278    $     263    $     628
  International Markets                 3           22           85           80
                                ---------    ---------    ---------    ---------
  Net Revenues                  $      91    $     300    $     348    $     708
                                =========    =========    =========    =========

3.    SUBSEQUENT EVENT

     On September 28, 2005 the Company signed a term sheet with Rubinson & Associates, Inc. ("Rubinson") under which Rubinson will purchase 833,333 units, each consisting of one unregistered share of common stock of the Company, together with five year warrants for the purchase of four additional shares of common stock. The amount to be initially invested will be $500,000. If fully exercised, the warrants would result in an aggregate additional investment of $2,416,666, however there can be no assurance that any of the warrants will be exercised.

The terms agreed by the Company and Rubinson are subject to the completion of mutual due diligence, which is expected to be completed by the end of November 2005, and execution of definitive agreements and completion of all legal, corporate and securities compliance requirements. The understanding with Rubinson also provides that Mitchell Rubinson, Chairman of Rubinson & Associates, Inc., will be employed by the Company at a base salary of $1.00 per year, be eligible to receive the Company's benefits and elected as Chairman of the Board of Directors. As the closing of the agreement is subject to the completion of certain due diligence procedures, the transaction has not been recorded by the Company at September 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results
------  ------------------------------------------------------------------------
        of Operations
        -------------

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

Results of Operations

Three  Months  ended  September  30,  2005  compared to the Three  Months  ended
--------------------------------------------------------------------------------
September 30, 2004
------------------

     Net revenues for the third quarter of 2005 were $91,000, representing a 70% decrease from the prior year's revenues of $300,000. Domestically, revenues were $190,000 less than the prior year, attributable to decreased pheromone reorders from existing licensees and established accounts. Sales were expected to decline as established fragrance lines mature and their life cycle shorten. The Demeter Natural Attraction(R) product line was launched in April 2004 and generated 14% of the domestic revenues during the 2004 period which the Company did not expect to maintain in 2005. International revenues were $19,000 less than the prior year due to decreased private label production reorders this quarter.


         Net revenue for the quarters ended September 30, 2005 and 2004 were as follows (in thousands):

                                                          2005        2004
                                                        --------    --------
        Markets:
           U.S Markets                                  $     88    $    278
           International Markets                               3          22
                                                        --------    --------
           Net Sales                                    $     91    $    300
                                                        ========    ========

     Gross profit for the quarter ended September 30, 2005 of $79,000 is 69% less than last year's gross profit of $256,000. As a percentage of sales, gross profit of 87% was higher than last year's of 85%. The increased gross margin was caused by a favorable sales mix of higher margin products for the current period compared to last year's sales mix. The decrease in gross profit is attributed to the lower sales level.

     Research and Development expenses for the second quarters of 2005 and 2004 were $38,000 and $27,000, respectively. The increase of the research expenditures was the result of the Company increasing research activity operations at the University of Utah. The Company is directly managing and conducting all research and development efforts from this facility as well at testing performed at another facility.

     Selling, general and administrative expenses of $242,000 are $122,000 less than last year's $364,000. Selling, marketing and distribution expenses were $42,000 less than the prior year as the Company did not spend at the same level as in 2004 to support the Natural Attraction(R) from Demeter line of fragrances in the U.S. marketplace. General and administrative and facility costs decreased by $80,000, a result of a reduction in consulting costs associated with the Company's efforts to expand new investment potential and increase its shareholder base, reduction of payroll related costs and reduced legal expenses.

     The Company earned $3,000 and $5,000 in net interest income in both of the periods, respectively. The decrease is due to lower cash balances.

     The Company recorded no income tax provision in 2005 or 2004, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability. As of September 30, 2005, the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,762,000. However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.


Nine Months  ended  September  30,  2005 as  compared  to the Nine Months  ended
--------------------------------------------------------------------------------
September 30, 2004
------------------

     Net revenues for the nine months ended September 30, 2005 were $348,000. This was a 51% decrease from net revenues of $708,000 for the first nine months of 2004. Domestically, revenues were $365,000 less than the prior years $628,000. Domestic customers seem to have altered their historical purchasing patterns which resulted in increased sales in the last quarter of 2004 and decreased revenues in the current year. The Company's domestic fourth quarter 2004 sales were $360,000, a $228,000, 173%, increase from the 2003 fourth quarter revenues. . Since the Company is not always aware of its customer's manufacturing and marketing plans revenue fluctuations due to the customer schedules will occur periodically. The Company has been anticipating that it would see some sales declines as established fragrance lines mature and their life cycle shorten. International revenues were $5,000 greater than the prior year due to increased sales in the Asia and Latin America markets two areas targeted for future growth internationally.

     Net revenues for the nine months ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
 Markets                                       2005            2004
--------------------------------------------------------------------------------
  U.S Markets                              $      263       $      628
  International Markets                            85               80
                                           ----------       ----------
  Net Revenues                             $      348       $      708
                                           ==========       ==========


     Gross profit for the first nine months of 2005 decreased 53% to $278,000 from $591,000 in 2004. The decrease is the result of the reduced sales due to the customer ordering patterns noted above. Gross margin decreased to 80% compared to 83% in 2004 due to a slightly unfavorable sales mix of lower margin products.

     Research and Development expenses for the first nine months of 2005 and 2004 were $132,000 and $43,000, respectively. The increase of the research expenditures was the result of the Company inaugurating operations at the University of Utah and initiating preliminary testing of a new pheromone compound at another facility. The Company is now directly managing and actively conducting all research and development efforts from this facility.

     Selling, general and administrative expenses for the first half of 2005 were $887,000 and $1,053,000 for the comparable period of 2004, a $166,000 reduction. Selling, marketing and distribution expenses are $111,000 less than the prior year as the Company did not launch any new products lines in 2005, as it did in 2004. General, administrative and facility expenses were $ 55,000 less than last year due to decreased payroll related costs, decreased consulting fees and overall decreases in corporate related expenses.

     The Company's cash balances generated $14,000 in net interest income during the first nine months of 2005, as compared to $12,000 in 2004. The increase is due to increased interest rates.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2005, the Company had cash of $622,000 with no outstanding bank borrowings and working capital of $615,000. At December 31, 2004, it had cash of $1,201,000 with no outstanding bank borrowings and working capital of $1,336,000. For the first nine months of 2005, net cash used in on-going activities was $578,000 comparable to the prior year's $572,000 and is the result of collections from the higher than usual accounts receivable balance at December 31, 2004.

     The Company did not renew its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California which had been providing for a revolving line of credit, secured primarily by the Company's trade receivables and inventory. The agreement which expired on May 3, 2005 was never drawn upon by the Company.

     Assuming the Company's activities proceed substantially as planned, the Company's current cash position and projected results of operations for the next twelve months are expected to require additional outside financing. On September 28, 2005 the Company signed a term sheet with Rubinson & Associates, Inc. ("Rubinson") under which Rubinson will purchase 833,333 units, each consisting of one unregistered share of common stock of the Company, together with five year warrants for the purchase of four additional shares of common stock. The amount to be initially invested will be $500,000. If fully exercised, the warrants would result in an aggregate additional investment of $2,416,666, however there can be no assurance that any of the warrants will be exercised.

     The terms agreed by the Company and Rubinson are subject to the completion of mutual due diligence, which is expected to be completed by the end of November 2005, execution of the definitive agreements and the completion of all legal, corporate and securities compliance requirements. The understanding with Rubinson also provides that Mitchell Rubinson, Chairman of Rubinson & Associates, Inc., will be employed by the Company at a base salary of $1.00 per year, be eligible to receive the Company's benefits and elected as Chairman of the Board of Directors.

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

     Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

   a.    Exhibits


               Exhibit 31.1  Certification   Pursuant  to  Section  302  of  the
                             Sarbanes-Oxley Act

               Exhibit 31.2  Certification   Pursuant  to  Section  302  of  the
                             Sarbanes-Oxley Act

               Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350


   b.    Reports on Form 8-K

               The Company filed Form 8-K on September 28, 2005 in connection with the signing of the term sheet with Rubinson & Associates, Inc. for the future purchase of stock and warrants.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                           HUMAN PHEROMONE SCIENCES, INC.





Date:  November 9, 2005                    /s/ William P. Horgan
                                           -------------------------------------
                                           William P. Horgan
                                           Chairman and Chief Executive Officer




Date:  November 9, 2005                    /s/ Gregory S. Fredrick
                                           -------------------------------------
                                           Gregory S. Fredrick
                                           Chief Financial Officer