Form 10KSB
period 2005-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2006-03-31
CIK 878616

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2005
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23544
                                                -------

                         HUMAN PHEROMONE SCIENCES, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

        California                                     94-3107202
        ----------                                     ----------
(State or other jurisdiction of           (I.R.S. employee Identification No.)
incorporation or organization)

84 W Santa Clara St.  Suite 720,  San Jose, California               95113
------------------------------------------------------               -----
  (Address of principal executive offices)                         (Zip code)

                    Issuer's telephone number: (408) 938-3030
                                              -----------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----
                                (Title of class)

         Securities registered under Section 12(g) of the Exchange Act:

                                     Common
                                     ------
                                (Title of class)

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ X ] No [ ]

     Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ X ] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

     State issuer's revenues for its most recent fiscal year. $ 414,000

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 1,642341 as of the last business day of the registrants most recently second fiscal quarter, based upon the closing sale price on the NASDAQ Bulletin Board reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 4,151,954 shares of the registrant's common stock issued and outstanding as of March 17, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 21, 2006.

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


Item 1.     Description of Business
            -----------------------

Introduction

     The Company, a California corporation, was founded in 1989 as EROX Corporation to develop and market a broad range of consumer products containing human pheromones as a component. On May 29, 1998, the shareholders of the Company voted to change the name of the Company to Human Pheromone Sciences, Inc. Human Pheromone Sciences, Inc. is alternatively referred to in this report as "we," "us," "our," "HPS" or the "Company".

     The Company believes that human pheromone research funded by the Company presents an opportunity to create and market an entirely new category of pheromone-based fragrances and toiletry products, as well as other types of consumer products that do not require FDA approval. The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing this category of consumer products.

     Pheromones are chemical substances known to stimulate species-specific biological responses in animals. For sixteen years, scientists and advisors engaged by the Company have studied the functions and characteristics of human pheromones and other mood-enhancing compounds.

     The human pheromones included as a component of and as a fixative for the Company's current products are manufactured for the Company by contract vendors. The manufacturing process for these compounds begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process. Since 2001 an independent laboratory has manufactured these compounds, androstadienone and estratetraenol (the "Initial Compounds"), under the direction of HPS' consulting scientists. All the steps in the manufacturing process are standard chemical laboratory procedures. The manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

The HPS Technology

     The Initial Compounds. People have long known that insects and animals communicate with one another through subtle, biochemical cues recognized and understood by other members of the same species. These biochemical signals warn of danger, indicate the presence of food, mark territorial boundaries and display sexual maturation or readiness. The biochemical messengers that deliver these communications are pheromones. Pheromones trigger a nerve impulse to the hypothalamus and other emotion-related centers of the brain when applied within or adjacent to the nasal passages.

     Scientists have observed that in higher species the influence of pheromones grows increasingly more subtle and complex. Not surprisingly, reactions to these mood-enhancing compounds are very subtle in human beings. While humans have definite responses to pheromones, the research sponsored by HPS and other scientists suggests that the highly developed human brain filters and masks those reactions. Rather than producing an isolated effect, as in lower level species, these mood-enhancing human pheromones act in concert with other sensory cues provided by odor, sight, taste, sound and touch to provide a cumulative influence.

     As a result of its research and the research of other scientists, the Company believes evidence has been developed that indicates that humans respond to these Initial Compounds. HPS has also found that they are sexually dimorphic; that is, some show more activity in females while others show a higher level of activity in males. During the studies of human pheromones conducted by the

Company, certain human subjects volunteered descriptions of their feelings. Women frequently described feeling comfortable or at ease or more positive, while a number of male subjects described a feeling of confidence and self-assurance.

     The Company continues to explore naturally occurring substances in a variety of tests to increase its knowledge and understanding of their range of influence on human emotions and their application as components of consumer products. In 2005, the Company conducted studies on human volunteers with two additional naturally-occurring compounds which have shown initially promising results, and the Company will continue to invest in further development of these two additional compounds, ER 303 and ER 99, for broad-based inclusion in consumer products. While there can be no assurances that these two compounds will be commercially successful, the Company believes that the initial results warrant further study.

     Consumer Products and the Initial Compounds. Animal pheromones are well known in the consumer products industry. Natural and synthetic equivalents of mammalian pheromones such as musk, civet and castoreum are found in many fragrances today. However, since pheromonal cues can trigger a response only by members of the same species, these animal pheromones have no specific effect on humans; instead, they act only as fixatives or carriers for the fragrance or as a component of the consumer product.

     A scent binds to smell receptors in the nose and stimulates a specific region of the brain resulting in the sensation of smell. These Initial Compounds bind to separate receptors that are physically and functionally distinct from smell receptors. These pheromone receptors stimulate a region of the brain different from that stimulated by smell receptors. Since it is widely believed that traditional perfumes and toiletry products allure and intrigue the senses, an alliance between these products and the Company's compounds seems quite natural. For these products to create a true effect in humans, however, it must contain human pheromones. Thus, consumer products containing these mood enhancing components may provide more allure than any others currently available.

The Current HPS Products and Research

     Products. The Company initially operated in one business segment and began by marketing three fragrances, REALM(R) Women, REALM(R) Men and inner REALM(R). These products were sold by the Company into U.S. department and specialty stores through a network of dedicated salespeople and through independent distributors in selected markets in the Middle East and South East Asia. In April 2000, the Company licensed the rights to sell these products in all parts of the world, excluding South East Asia, to Niche Marketing, Inc. (See "Markets and Competition"). On April 14, 2003 the Company sold to Niche Marketing Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines, including the rights to all trademarks associated therewith. Niche Marketing, Inc was subsequently purchased by Five Star
Fragrances, Inc. These "proof-of-concept" products included a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, deodorant, talc, soap and body cream.

     Subsequently, the Company developed a new line of fragrance and toiletry products containing these Initial Compounds for men and women under the trademark Natural Attraction(R). The Company introduced these products via a new website, naturalattraction.com, in 2000. Marketing of this line of products was through the web and other direct marketing channels in the United States. The Company primarily promoted the website by placing banner ads on other sites and by selling to selective small perfume retailers on the web. In 2003 the Company completed a licensing agreement which has expanded the Natural Attraction product line, and a distribution agreement for the new product line. Since then, the company has granted non-exclusive rights to the Natural Attraction products in Europe and Japan. The website was re-vamped and updated in 2005, and the product line was repackaged. The Company is now developing additional marketing tools to drive additional consumers to its website. In addition, the Company is in discussions with several distributors for the sale of the Natural Attraction products outside the United States.

     Licensing the use of the Company's Initial Compounds and related technology is currently the core business of the Company. These compounds are sold to licensed customers and included as components in their products. The Company also offers private label manufacturing services for licensed customers if that is desired.

     Research. Pheromones, in general, are chemical substances known to stimulate species-specific biological responses in animals. The study of the uses, effects and advantages of human pheromones is in its infancy, but studies conducted under the Company's sponsorship as well and several studies conducted by scientists at leading research universities around the world have revealed new information regarding the beneficial effects of the Company's compounds and the biological pathways these compounds traverse in the human body.

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

     Scientists working on behalf of HPS have identified and synthesized several naturally occurring mood enhancing compounds during 2005. Various levels of testing on human volunteers has been completed. The initial results of testing on each of the two compounds, ER 202 and ER 99, are encouraging enough to warrant continued study and product development efforts. HPS intends to continue research and testing on several other compounds it has developed for application to applied to consumer products. For the years ended December 31, 2005 and 2004, research and development expense totaled $164,000 and $93,000, respectively. The Company expects increased expenditures for research and development in 2006, and will look to find development partners for compounds that appear promising. Since its inception through December 31, 2005, the Company has incurred $5,540,000 in direct research and development related expenses.

Markets and Competition

     The Competitive Environment. The Company's current products contain what the Company believes are unique components: androstadienone and estratetraenol, synthesized mood-enhancing human pheromone compounds. With these components HPS is able to differentiate its products, and its licensee's products, from traditional consumer products. Other than its customers and licensees, the Company believes that no other companies in or outside the United States have the right to produce or distribute products that contain these compounds. However, even with this proprietary technology, the Company and its customers and licensees are competing against numerous companies in the fragrance industry, including Estee Lauder, Chanel and the fragrances subsidiaries of Proctor and Gamble and L'Oreal, and offerings from retailers such as Victoria's Secret Beauty and Bath and Body Works.

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

     Marketing Strategy. The Company's strategy has shifted from the initial need to educate the consumers and the trade about the company's unique compounds to its current focus on expanding the market for its existing patented pheromones to other consumer product and fragrance companies. In addition the Company continues to market its internally developed brand of pheromone-based products under the Natural Attraction brand. A joint venture with Demeter Fragrance Library for the marketing of mood based products under the licensed Demeter Natural Attraction label was terminated during 2005 because the sales and distribution generated by Demeter Fragrance Library were significantly below expected levels. The Company will seek to add to this group of products with new, patented compounds that may be developed through the research efforts that the Company is now directly managing.

     Historic Distribution and Promotional Activities through April 14, 2003.

     During 1993, the Company developed two fragrances, REALM Women and REALM Men. Initial promotion and distribution was in the form of a one half-hour infomercial, broadcast-tested in August 1994 and rolled-out nationally in the last four months of the year. The infomercial continued to be broadcast through mid-1995 while the Company commenced selling its products in the U.S. retail department stores on a limited basis in late 1994 and on an expanded basis during the next several years .

     By the beginning of 1997, HPS was still a single product company, primarily involved in one class of trade -- better U.S. department stores. REALM fragrances and toiletries were available in more than 1,300 stores in the 48 contiguous states.

     In mid-1997, the Company introduced a second women's fragrance line, innerREALM to alternative channels of distribution. The Company continued distributing its REALM Men and REALM Women's fragrances in leading U.S. department stores and into distribution agreements for the sale of REALM fragrances and toiletries in selected Middle East markets, including Saudi
Arabia and the Gulf States, selected Duty Free markets in the Caribbean, South America and on the Mexican and Canadian borders, Switzerland, Spain/Portugal and China.

     During 1999, the Company reduced its presence in U.S. retailers whose business was not profitable to HPS. The Company believed that it was difficult for a company with a limited portfolio to profitably compete in the U.S. department store fragrance business.

     On April 24, 2000, HPS signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. ("Niche"), and on April 14, 2003 the Company sold to Niche the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines. Assets consisting of REALM and innerREALM product lines, resulting in a net gain of $1,170,000.

     Current Distribution and Promotional Activities
     -----------------------------------------------

     The Company's strategic focus is now on expanding the market for its existing patented mood-enhancing pheromones to other consumer product companies and to the expansion of its internally developed brand of products under the Natural Attraction label. The Company is also engaged in a program to add distributors outside the United States for its Natural Attraction Brand, the sell, its Initial Compounds for use in cosmetics products marketed by other companies and to increase its private label manufacturing services for licensees who want a completed product delivered to them for further sale to the consumer.

     The Company will seek to add to these Initial Compounds be the development of additional compounds that have been identified as having mood altering or enhancing properties in laboratory and consumer studies.. Two such compounds are being aggressively tested at the present time and there are several other compounds waiting to undergo similar development efforts. Basic research on these compounds is not required. That has been done over the past eight years. Scientists working on behalf of the Company are now focused on the less-costly scale-up and testing of these additional compounds.

Technology Licensing and Supply Agreements

     One of the strategic objectives of the Company is to expand the use of its patented human pheromone technology by working closely with consumer products companies who are leaders in their particular markets. In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones. Revenues commenced in 1999 and have continued through 2005. Total revenues from this agreement and others aggregated $1,090,330 in 2005 and $858,790 in 2004, respectively. HPS is also in supply and /or licensing discussions with other companies in several consumer products fields and markets.

     During 2005, three companies represented 56%, 20% and 10% of the Company's net sales and revenues. During 2004, three companies comprised 74%, 11% and 6% of the Company's net sales and revenues.

 Patents and Other Intellectual Property

     In December 1993 and January 1994, the Company received two United States patents for non-therapeutic compositions of fragrances and human pheromones for use as components in perfumes and personal care products and consumer and industrial products such as clothing, air fresheners and paper products. In 1995, patents were granted in Taiwan, and in 1997, patents were granted in Mexico. In June 1998, the Company was granted a Notice of Allowance of its patents for the inclusion of synthesized human pheromones by the European Patent Office. Individual country patents were also granted. HPS is also the exclusive licensee for non-therapeutic uses of pheromones in consumer products under a royalty-free worldwide perpetual license to United States patents and patent applications covering pheromone technology owned by Pherin Pharmaceuticals, Inc. This technology is also the subject of other foreign patents and applications. The Company also relies on trade secrets protection for confidential and proprietary information. Other patent applications are currently anticipated as new compounds are developed.

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

Employees

     At March 1, 2006, the Company had two full-time employees and one part-time employee. In addition, the Company retains consultants to provide advice in the areas of research, sales and marketing, advertising, product safety testing, regulatory compliance, MIS and product development. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees and consultants to be good.

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

Available Information

     We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the
Securities and Exchange Commission. Our Internet website address is "www.erox.com".

Risk Factors

     Our business is subject to various risks, including those described below. You should carefully consider the following risk factors and all other information contained in this Form 10-KSB. If any of the following events or outcomes actually occurs, our business, operating results, and financial condition would likely suffer.

     The Company's current cash position and projected results of operations for the year 2006 requires that additional funding be obtained. Unless the Company raises additional funding by debt or equity issuances, asset sales or a significant increase in product sales accompanied by reductions in corporate spending, the Company's current cash on hand is will be insufficient to cover its working capital requirements. The Company is actively working on securing the required funding but it cannot guarantee that it will be successful.

     The Company has not had sustained profitable operations since 1997. Since 1997, the Company has incurred losses from operations. In May 2000 the Company refocused its business model based on product licensing agreements. While the Company anticipated that this change in its business will result in profitable operations, it has not to date, and the Company's license based business model may not be successful in the future. To maintain the current operations the Company will require additional funding due to the continued operating losses sustained and projected.

     The Company's marketing strategy may not be successful. The Company may not be able to establish and maintain the necessary sales and distribution channels, even if funding is obtained. Consumer product companies may choose not to license or private label the Company's products.

     The Company may not be able to protect its technology or trade secrets from others who choose to violate the Company's patents.

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

Item 2.     Description of Property
            -----------------------

     The Company presently occupies a 2,609 square feet of space for its headquarters offices in San Jose, California, pursuant to a lease extension signed on March 5, 2004 that expires March 31, 2007. The minimum annual rental is $48,997, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area. Commencing in February 2001, the Company leases storage space in the local area on a month-to-month basis for approximately $0.75 per square foot. Our existing facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current and anticipated needs.

     During the year ended December 31, 2005, the Company incurred $60,000 in net rent expense and related charges for these facilities.

Item 3.     Legal Proceedings
            -----------------

     We are not currently involved in any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

     None.

Item 5.     Market for Common  Equity,  Related  Stockholder  Matters  and Small
            --------------------------------------------------------------------
            Business Issuer Purchases of Equity Securities
            ----------------------------------------------

     The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol EROX.OB. As of March 1, 2006, there were approximately 800 holders of record of the Company's Common Stock. Set forth below is the high and low bid information for the Company's Common Stock on the OTC Bulletin Board as reported during each of the four calendar quarters of 2005 and 2004.

                                            HIGH                LOW
                                            ----                ---
         2005
         ----
         First quarter                      $  0.90            $ 0.45
         Second quarter                     $  0.85            $ 0.52
         Third quarter                      $  0.62            $ 0.40
         Fourth quarter                     $  0.51            $ 0.20

         2004
         First quarter                      $  0.51            $ 0.22
         Second quarter                     $  0.85            $ 0.43
         Third quarter                      $  0.70            $ 0.38
         Fourth quarter                     $  0.70            $ 0.28

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

Item 6.     Management's Discussion and Analysis of Operations
            --------------------------------------------------

     The Company's strategic focus is now on expanding the use of its existing patented human pheromones to other consumer product companies on a worldwide basis, the development of its internally developed Natural Attraction and other proprietary lines of mood enhancing based products. In addition, the Company would like to add to this group of products new patented compounds that are being developed through the research efforts that the Company is now directly managing.

     Year ended December 31, 2005 compared with the year ended December 31, 2004
     ---------------------------------------------------------------------------

     Net sales and revenues for the year ended December 31, 2005 were $414,000 compared to $1,140,000 for the prior year, a decrease of $726,000, or 64%. Decreased revenues for 2005 were the result of a primary customer altering their buying pattern in 2004 with accelerated orders in the fourth quarter of 2004. Revenues from this customer decreased 73% in 2005 after a 48% increase in 2004 from the 2003 revenues and accounted for 84% of the 2005 revenue decline. The revenues from the Demeter Natural Attraction line which was launched in 2004 did not met expectations accounting for 5% of the decline in revenues. Although the company was able to expand its customer base during the year and reworked its Natural Attraction fragrances in the fourth quarter of 2005 revenues from these other sources decreased by 8%. The Company has licensed additional fragrance distributors late in the year and is continuing to seek new licensees and expand discussions with potential licensees in both the fragrance and consumer product markets.

     Gross margin in 2005 was 79% of sales as compared with 81% in the prior year. The slight decrease is primarily attributable to different sales mix of products and more aggressive pricing for international distributors.

     Research and development costs increased by $71,000 in 2005 to $164,000 from the $93,000 incurred in the prior year. The increase of the research expenditures was the result of the Company inaugurating operations at the University of Utah under the Research Agreement signed July 13, 2004 and initiating preliminary testing of new compounds at another facility. The Company is now directly managing all research and development efforts from this facility as it continues additional testing based on the initial favorable test results.

     Selling, general and administrative expenses decreased $306,000 to $1,113,000 for the year ending December 31, 2005 from $1,419,000 for year ending December 31, 2004. Sales, marketing and distribution expenses decreased $174,000, while other administrative expenses increased by $132,000. The decrease in sales and marketing expenses was due to curtailing spending in 2005 on the Demeter Natural Attraction line which was launched in 2004 and reduced fees associated with licensing activities. Administrative costs decreases were primarily due to reduced investor relations program costs and head count reduction.

     Total other income and expense, including interest remained at $17,000 in 2005. Net interest income for 2005 was $17,000 with no significant other income or expense. In 2004 the net interest income was $18,000 with no significant other income or expense. The reduction in net interest income was due to the reduced cash balances.

     In 2005 the Company has not recorded a tax provision due to the net operating losses generated, or the utilization of net losses carried forward from prior years. In 2004 a $21,000 tax benefit was recorded as a gain from sale of assets as the actual tax liability was less than anticipated.

     As of December 31, 2005 the Company's gross deferred tax asset, which relates primarily to net operating losses carried forward, was approximately $7,137,000. However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine whether its realization was more likely than not.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2005, the Company had cash and cash-equivalents of $452,000, working capital of $411,000, and no bank borrowings outstanding. These balances at December 31, 2004 were $1,201,000 and $1,336,000, respectively with no bank borrowings outstanding. Net cash used by operating activities was $748,000 for the year ended 2005 as compared with $733,000 for the year ended December 31, 2004. The cash used from operations for 2005 increased by $15,000 and is primarily attributed to operating spending reductions slightly less than the 2005 revenue and gross profit reductions.

     The Company did not renew its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California which had been providing for a revolving line of credit, secured by the Company's trade receivable and inventories. The Business Loan Agreement which expired May 3, 2005 was never drawn upon by the Company.

     The Company's current cash position and projected results of operations for the year 2006 requires that additional sources of funding be obtained. Unless the Company raises additional funding by debt or equity issuances, asset sales or a significant increase in product sales accompanied by reductions in corporate spending, the Company's current cash on hand will be insufficient to cover its working capital requirements. The Company is actively working on securing the required funding and it is not know how successful those efforts might be.

     If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

New Accounting Pronouncements
-----------------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, " Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management will comply with this statement beginning in 2006.

     In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), an amendment to Accounting Principles Bulletin Opinion No. 20, "Accounting Changes" ("APB No. 20"), and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

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

Off-Balance-Sheet Arrangements

     As of December 31, 2005, the Company did not have any off-balance-sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B.

Item 7.     Financial Statements
            --------------------

     See  the  Financial   Statements  set  forth  in  Item  13(a),   which  are
incorporated herein by reference.

Itemv 8.    Changes In and  Disagreements  with  Accountants  on Accounting  and
            --------------------------------------------------------------------
            Financial Disclosure
            --------------------

     None.

Item 8A.    Controls and Procedures
            -----------------------

     The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alerting them to material information relating to the Company required to be in our Exchange Act filings.

Changes in internal control over financial reporting

     During the quarter ended December 31, 2005, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information
            -----------------

     None.

PART III

Item 9.     Directors and Executive Officers of the Registrant
            --------------------------------------------------

     The executive officers of the Company and their ages as of March 1, 2006 are as follows:

            Name               Age                  Position
            ----               ---                  --------

   William P. Horgan            58        Chairman, Chief Executive
                                            Officer and Director

   Gregory S. Fredrick          51         Chief Financial Officer


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

Item 11.    Security  Ownership of Certain  Beneficial Owners and Management and
            --------------------------------------------------------------------
            Related Shareholder Matters
            ---------------------------

     Incorporated by reference to the Proxy Statement.

Item 12.    Certain Relationships and Related Transactions
            ----------------------------------------------

     Incorporated by reference to the Proxy Statement.

Item 13.    Exhibits
            --------

Financial Statements.  The following are filed as a part of this report:
---------------------
                                                                       Page
                                                                       ----
Report of Singer Lewak Greenbaum & Goldstein LLP,
    Independent Registered Public Accounting Firm                       16
Balance Sheets - December 31, 2005 and 2004                             17
Statements of Operations - Years ended
    December 31, 2005 and 2004                                          18
Statements of Shareholders' Equity -Years ended
    December 31, 2005 and 2004                                          19
Statements of Cash Flows - Years ended
    December 31, 2005 and 2004                                          20
Notes to Financial Statements                                           21

Exhibits.  The following exhibits are filed as part of this report.
---------

 EXHIBIT
 NUMBER                     EXHIBIT TITLE
 ------                     -------------

3.1      Copy of the Registrant's Articles of Incorporation (1)

3.2      Copy of Registrant's By-laws (1)

10.1     Registrant's Stock Plan * (1)

10.2 Technology Transfer Agreement between Registrant and Pherin dated August 23, 1991 (1)

10.3     Supply Agreement with Avon Products, Inc.((2))

10.4 Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated March 5, 2001 for the Registrant's California offices ((3)).

10.5 Amendment to License and Purchase Agreement with Niche Marketing, Inc. dated March 8, 2002. ((4))

10.6     Business Loan Agreement dated April 19, 2002. ((5))

10.7     Business Loan Agreement dated May 2, 2003((6))

10.8 2003 Nonemployee Directors Stock Option Plan of Human Pheromone Sciences, Inc((6))

10.9 Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated March 5, 2004 for the Registrant's California offices ((7)).

10.10    Promissory Note with Mid-Peninsula Bank dated April 26, 2004 ((8)).

10.11    Research Agreement with University of Utah effective July 15, 2004 (8).


23.1 Consent of Independent Certified Public Accountants Singer Lewak Greenbaum & Goldstein LLP

31.1     Certification of Chief Executive Officer pursuant to Rules 13a - 15(e)

31.2     Certification of Chief Financial Officer pursuant to Rules 13a - 15(e)

32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. 1350

Item 13.    Exhibits and Reports on Form 8-K (continued)
            --------------------------------------------

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

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, Human Pheromone Sciences, Inc. Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 27, 2006.


                      HUMAN PHEROMONE SCIENCES, INC.


                      By: /s/ William P. Horgan
                          -------------------------

                      Name: William P. Horgan
                            -----------------------

                      Title: Chief Executive Officer and Chairman of the Board
                             --------------------------------------------------


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

     SIGNATURE                             CAPACITY                        DATE
     ---------                             --------                        ----
/s/ William P. Horgan               Chief Executive Officer            March 27, 2006
----------------------              and Chairman
William P. Horgan                   (Principal Executive Officer)


/s/ Gregory S. Fredrick             Chief Financial Officer            March 27, 2006
----------------------              (Principal Financial and
Gregory S. Fredrick                 Accounting Officer)


/s/ Bernard I. Grosser              Director                           March 27, 2006
----------------------
Bernard I. Grosser, MD


/s/ Helen C. Leong                  Director                           March 27, 2006
----------------------
Helen C. Leong


/s/ Robert Marx                     Director                           March 27, 2006
----------------------
Robert Marx

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Human Pheromone Sciences, Inc.
San Jose, California


     We have audited the accompanying balance sheets of Human Pheromone Sciences, Inc. (the "Company") as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $20,390,000 as of December 31, 2005. The available cash as of December 31, 2005 might not be sufficient for year 2006 operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 23, 2006

                         Human Pheromone Sciences, Inc.

                                 Balance Sheets

                                                             December 31,   December 31,
(in thousands except share data)                                  2005          2004
                                                                --------      --------
Assets

Current assets:
  Cash and cash equivalents                                     $    452      $  1,201
  Accounts receivable, net of $5,000 allowance in 2004 only           11           259
  Inventory, net                                                      70            63
  Other current assets                                                18             8
                                                                --------      --------
      Total current assets                                           551         1,531

Property and equipment, net                                            8            17
                                                                --------      --------
                                                                $    559      $  1,548
                                                                ========      ========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                              $     21      $     41
  Accrued professional fees                                           63            58
  Accrued employee benefits                                           27            35
  Accrued sales returns                                               15            40
  Accrued income taxes                                                 2             3
  Other accrued expenses                                              12            18
                                                                --------      --------
      Total current liabilities                                      140           195
                                                                --------      --------
      Total liabilities                                              140           195

Commitments and Contingencies

Shareholders' equity:
  Common stock, no par value, 13,333,333 shares authorized,
  4,151,954 shares issued and outstanding at each date
                                                                  20,809        20,809
Accumulated deficit                                              (20,390)      (19,456)
                                                                --------      --------
Total shareholders' equity                                           419         1,353
                                                                --------      --------
                                                                $    559      $  1,548
                                                                ========      ========

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.

                            Statements of Operations

                                                                        Years ended December 31,
(in thousands except per share data)                                       2005        2004
-----------------------------------------------------------------------  -------      -------
Net revenue                                                              $   414      $ 1,140
Cost of goods sold                                                            88          215
                                                                         -------      -------
Gross profit                                                                 326          925
                                                                         -------      -------

Operating expenses:
    Research and development                                                 164           93
    Selling, general and administrative                                    1,113        1,419
                                                                         -------      -------
Total operating expenses                                                   1,277        1,512
                                                                         -------      -------
Loss from operations                                                        (951)        (587)

Other (expense) income
    Interest income (net)                                                     17           18
    Other expense                                                             --           (1)
                                                                         -------      -------
Total other income                                                            17           17
                                                                         -------      -------
Loss from on-going operations                                               (934)        (570)

Net gain from sale of assets                                                  --           28
                                                                         -------      -------
Net loss                                                                 $  (934)     $  (542)
                                                                         =======      =======

Net income (loss) per common share-basic and fully diluted
    From on-going operations                                             $ (0.22)     $ (0.14)
    From assets sold                                                        0.00         0.01
    Net income (loss)                                                      (0.22)       (0.13)

Weighted average common shares outstanding - basic and fully diluted       4,152        4,129
                                                                         =======      =======

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.

                       Statements of Shareholders' Equity

 (in thousands)

                                                  Common Stock
                                             -----------------------                           Total Shareholders'
                                             Shares           Amount     Accumulated Deficit          Equity
                                             ------           ------     -------------------   -------------------
Balances, at December 31, 2003                4,105          $ 20,659        $(18,914)             $  1,745
Conversion of Series AA preferred
  stock                                          47               150              --                   150
Net loss                                         --                --            (542)                 (542)
                                           --------          --------        --------              --------
Balances, at December 31, 2004                4,152            20,809         (19,456)                1,353
Net loss                                         --                --            (934)                 (934)
                                           --------          --------        --------              --------
Balances, at December 31, 2005                4,152          $ 20,809        $(20,390)             $    419
                                           ========          ========        ========              ========


See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.

                            Statements of Cash Flows

                                                             Years ended December 31,
(in thousands)                                                 2005          2004
--------------------------------------------------------      -------      -------
Cash flows from operating activities:
    Net loss from on-going operations                         $  (934)     $  (570)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                               9            8
    Changes in operating assets and liabilities:
        Accounts receivable, net                                  248         (221)
        Inventories, net                                           (7)         (11)
        Other current assets                                       (9)          10
        Accounts payable and accruals                             (55)          43
                                                              -------      -------
Net cash used in on-going activities                             (748)        (741)
Net cash provided by operations sold                               --            8
                                                              -------      -------
Net cash used in operating activities                            (748)        (733)

Cash flows used  in investing activities:
    Purchase of property and equipment                             (1)         (16)
                                                              -------      -------
Net cash used in investing activities                              (1)         (16)

Cash flows used in financing activities
                                                              -------      -------
Net cash used in financing activities                              --           --
                                                              -------      -------
Net increase (decrease) in cash and cash equivalents             (749)        (749)
Cash and cash equivalents at beginning of the year              1,201        1,950
                                                              -------      -------
Cash and cash equivalents at end of the year                  $   452      $ 1,201
                                                              =======      =======

(in dollars)
------------
Cash disbursement for income taxes                            $    --      $    --
                                                              =======      =======
Cash disbursement for interest                                $ 2,000      $ 1,000
                                                              =======      =======

See accompanying notes to financial statements.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2005


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Basis of Presentation

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

Going Concern

     The accompanying financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the years ending December 31, 2005 and 2004 from the company's inception to December 31, 2005, the Company has incurred net losses available to shareholders of $934,000, $542,000 and $20,390,000, respectively, and has had negative cash flows from operations in 2005 and 2004 for $748,000 and $733,000, respectively, and the cash balance on had at December 31, 2005 is $452,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is actively working on securing the required funding to continue operations. Unless the Company raises additional funds, either by debt, equity issuances or asset sales, managements believes that its current cash on hand in addition to the on-going collections from sales, and expense reductions, will be insufficient to cover its working capital needs as the year progresses.

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

Concentration of Credit Risk

     Since the Company has refocused its business based on a product licensing model, its concentration of credit risk consists principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions. As of December 31, 2005 and 2004, the Company had deposits at one financial institution which aggregated $441,000 and $1,219,000, respectively. Such funds are insured by the Federal Deposit Insurance Corporation up to $100,000. Concentration of credit risk with respect to accounts receivable has increased because the Company's customer base consists of several large customers in the United States and distributors in several international markets. On-going credit evaluations of customers' financial condition are performed and, generally, no collateral is required. However, until the credit worthiness of these international customers is acceptable to the Company, the customer generally pays in advance of shipment. The Company maintains an allowance for potential losses based upon management analysis of possible uncollectible accounts.

                         Human Pheromone Sciences. Inc.
                          Notes to Financial Statements
                                December 31, 2005

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer Concentration

     During 2005, three customers comprised 56%, 20% and 10% of the Company's net sales. Accounts receivable from these customers at December 31, 2005 account for 0%, 0% and 3%, respectively, of the net receivables. During 2004, three customers comprised 74%, 11% and 6% of the Company's net revenues.


Supplier Concentration

     The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products. Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply could have a material adverse effect on the Company. During the year three suppliers comprised 88% of the cost of goods sold. During 2004 three suppliers comprised 99% of the cost of goods sold.


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


Advertising Costs

     The cost of advertising is expensed as incurred. Advertising costs were $17,000 and $44,000 in 2005 and 2004, respectively.


Research and Development

     Research and development costs are charged to expense when incurred. Research and development costs were $164,000 and $93,000 in 2005 and 2004, respectively.


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

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2005


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options

     SFAS No. 123(R), "Share-Based Payment", which amends SFAS No. 123, " Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees" defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123(R) allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" until its effective date. Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123(R) had been applied. The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB No. 25.

New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, " Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management will comply with this statement beginning in 2006.

     In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), an amendment to Accounting Principles Bulletin Opinion No. 20, "Accounting Changes" ("APB No. 20"), and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2005


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

     The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period. For the year ended December 31, 2005, options to purchase 438,000 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

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

2.       INVENTORIES

         A summary of inventories follows (in thousands):

                                                     December 31,
                                                    --------------
                                                    2005      2004
                                                    ----      ----
         Components (raw materials)                 $ 56      $ 62
         Finished goods                               39        18
         Reserve for shrinkage and obsolescence      (25)      (17)
                                                    ----      ----
                                                    $ 70      $ 63
                                                    ====      ====

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2005


3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                December 31,
                                              ---------------
                                              2005       2004
                                              ----       ----
    Computer hardware                        $  62      $  62
    Computer software                           52         52
    Furniture and other office equipment        26         26
                                             -----      -----
                                               140        140
    Accumulated depreciation                  (132)      (123)
                                             -----      -----
                                             $   8      $  17
                                             =====      =====

     Depreciation expense for the years ended December 31, 2005 and 2004 were $9,000 and $8,000, respectively.


4.       BANK BORROWING

     The Company did not renew its Business Loan Agreement with Mid-Peninsula Bank of Palo Alto, California which had been providing for a revolving line of credit, secured primarily by the Company's trade receivables and inventory. The agreement which expired on May 3, 2005 was never drawn upon by the Company.


5.       COMMITMENTS AND CONTINGENCIES

     The Company presently occupies a 2,609 square feet of space for its headquarters offices in San Jose, California, pursuant to a lease extension signed on March 5, 2004 that expires March 31, 2007. The minimum annual rental is $49,774, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area. Future minimum lease payments under this non-cancelable lease as of December 31, 2005 are as follows:

                  Year Ending                      Minimum
                  December 31,                   Lease Payment
                  ------------                   -------------
                    2006                           $49,774
                    2007                            16,591
                                                   -------
                    Total                          $66,365
                                                   =======

     Since February 2001, the Company has leased storage space in the local area on a month-to-month basis for approximately $0.75 per square foot.

     Total rent expense was $60,000 and $65,000 for the years ended December 31, 2005 and 2004, respectively.

6.       SHAREHOLDERS' EQUITY

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

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2005


6.       SHAREHOLDERS' EQUITY (continued)

     A summary of the option activity under the Plan is as follows (in thousands except per share data):

                                                             WEIGHTED AVERAGE
                                               SHARES         EXERCISE PRICE
                                               ------         --------------
    Outstanding, January 1, 2004                 294              $0.98
    Canceled or Expired                          (45)             $1.09
                                               ------
    Outstanding, December 31, 2004               249              $1.01
    Canceled or Expired                          (61)             $0.95
                                               ------
    Outstanding, December 31, 2005               188              $1.03
                                               ======


     At December 31, 2005, no shares of the Company's common stock were reserved for future grants since the Plan has expired, and options to purchase 188,000 shares were exercisable at a weighted average exercise price of $1.03 per share.

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

     A summary of the stock option activity under the Director's Plans is as follows (in thousands except per share data):


                                                                WEIGHTED
                                                                 AVERAGE
                                                                EXERCISE
                                               SHARES             PRICE
                                               ------             -----
   Outstanding, January 1, 2004                 155              $3.23
   Granted                                       60              $0.60
   Canceled or Expired                          (15)             $5.40
                                               ------
   Outstanding, December 31, 2004               200              $2.28
   Granted                                       60              $0.40
   Canceled or Expired                          (10)             $6.60
                                               ------
   Outstanding, December 31, 2005               250              $1.66
                                               ======

     At December 31, 2005, a total of 120,000 shares of the Company's common stock were reserved for future grants under the Directors' Plan, and options to purchase 210,000 shares were exercisable, at a weighted average exercise price of $1.90.

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2005

6.       SHAREHOLDERS' EQUITY (continued)

     The following table summarizes information about stock options outstanding at December 31, 2005 (in thousands except per share data) under both of the Company's plans

                                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      -------------------------------------------------          ----------------------------
                                            WEIGHTED                                                AT A
                                            AVERAGE            WEIGHTED                           WEIGHTED
  RANGE OF               NUMBER            REMAINING           AVERAGE              NUMBER        AVERAGE
  EXERCISE             OUTSTANDING        CONTRACTUAL          EXERCISE          EXERCISABLE      EXERCISE
   PRICES              AT 12/31/05        LIFE (YEARS)          PRICE            AT 12/31/05      PRICE OF
   ------              -----------        ------------          -----            -----------      --------
$  0.09 to $ 1.00         200                  5.8             $  0.37               160          $  0.36
$  1.01 to $ 2.00         208                  2.5             $  1.07               208          $  1.07
$  2.01 to $ 5.00          10                  2.5             $  2.02                10          $  2.02
$  5.01 to $23.64          20                  0.9             $ 14.49                20          $ 14.49
                        -----                -----             -------             -----          -------
$  0.09 to $23.64         438                  3.6             $  1.39               398          $  1.49
                        =====                                                      =====

     The weighted average fair value of options granted during 2005 and 2004 was $0.40 and $0.60, respectively.

     The Company applies APB 25 and related Interpretations in accounting for its employee stock options. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 123, the Company's net income (loss) per share would have been increased as shown by the proforma amount indicated in the following table (in thousands):


                                                Years ended December 31,
                                                ------------------------
                                                    2005        2004
                                                  -------     -------
Net income (loss):
  As reported                                     $  (934)    $  (542)
     Deduct total stock based employee
      compensation expense determined
       under fair value method for
       all awards, net of tax                         (22)        (34)
                                                  -------     -------
           Pro forma                              $  (956)    $  (576)
                                                  =======     =======
Basic and diluted loss per share:
  As reported                                     $ (0.22)    $ (0.13)
  Pro forma                                       $ (0.22)    $ (0.14)


     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004;

                                                  2005 Option Grants       2004 Option Grants
                                                  ------------------       ------------------
Weighted Average Interest Rates                           4.0%                   3.3%
Dividend Yield                                              0%                     0%
Volatility factor of the Company's common stock           149%                   177%
Weighted average expected life beyond each
  respective vesting period                             5 years                5 years

                         Human Pheromone Sciences, Inc.
                          Notes to Financial Statements
                                December 31, 2005

6.       SHAREHOLDERS' EQUITY (continued)

     The weighted-average fair value of options granted during the years ended December 31, 2005 and 2004 for which the exercise price was equal to the market price on the grant date was $0.40 and $0.60, respectively, and the weighted-average exercise price was $0.40 and $0.60, respectively. No stock options were granted during the years ended December 31, 2005 and 2004 for which the exercise price was greater than or less than the market price on the grant date.

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

7.       INCOME TAXES

     There was no provision for income taxes for the year ended December 31, 2005 or 2004 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

     A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:

                                                  Years ended December 31,
                                                  ------------------------
                                                     2005         2004
                                                     ----         ----
Federal tax (tax benefit) at the
  federal statutory rate                           $ (318)       $ (184)
Other differences                                      95           (74)
Permanent differences                                   1             2
Increase (decrease) in valuation allowance            222           256
                                                   ------        ------
Income tax benefits                                $   --        $   --
                                                   ======        ======

     At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $19,175,000. The Company also had federal and state research and development tax carryforwards of approximately $222,000. The net operating loss and credit carryforwards will expire between 2006 and 2021. The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

     Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

                                                     December 31,
                                                 --------------------
                                                  2005         2004
                                                 ------       ------
Deferred tax asset:
Net operating loss carryforward                 $ 6,813      $ 6,526
Research credit carryforward                        222          214
Reserves and accruals                                62           61
Other, net                                         (112)         (39)
Valuation allowance for deferred tax assets      (6,985)      (6,762)
                                                 ------       ------
Net deferred tax assets                         $    --      $    --
                                                 ======       ======

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $223,000 in 2005 and increased by $256,000 in 2004. The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.