Form 10QSB
period 2006-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2006-05-15
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(MARK ONE)

             [ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[    ]

TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

Commission file number 0-23544

HUMAN PHEROMONE SCIENCES, INC.

(Name of small business issuer in its charter)

California

94-3107202

(State or other jurisdiction of incorporation or organization)

(I.R.S. employee Identification No.)

   84 West Santa Clara Street, San Jose, California

      95113

(Address of principal executive offices)

   (Zip code)

 Issuer’s telephone number:  (408) 938-3030

Not applicable

 (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]  No  [   ]

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).     Yes  [   ]   No  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,151,954 shares of Common Stock as of May 9, 2006.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

Page

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005

  3

Statements of Operations (Unaudited) for the Three Months Ended

March 31, 2006 and 2005

  4

Statements of Cash Flows (Unaudited) for the Three Months Ended

March 31, 2006 and 2005

  5

.

Notes to Financial Statements (Unaudited)

  6

Item 2. Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial Conditions

and Results of Operations

10

              Item 3. Controls and Procedures

13

PART II

OTHER INFORMATION

Item 6. Exhibits

14

SIGNATURES

15

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	March 31,	December 31,
(in thousands except share data)	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$329	$452
Accounts receivable	134	11
Inventories, net	47	70
Other current assets	15	18
Total current assets	525	551

Property and equipment, net	6	8

	$531	$559

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$88	$21
Accrued professional fees	40	63
Accrued employee benefits	29	27
Accrued sales returns	3	15
Accrued income tax	2	2
Other accrued expenses	14	12
Total current liabilities	176	140

Commitments and Contingencies
Shareholders’ equity: Common stock, no par value, 13,333,333 shares authorized, 4,151,954
shares issued and outstanding at each date	20,814	20,809
Accumulated deficit	(20,459)	(20,390)
Total shareholders' equity	355	419
	$531	$559

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

		Three months ended March 31,
(in thousands except per share data)		2006		2005

Net revenue		$266		$126
Cost of goods sold		53		41

Gross profit		213		85

Operating expenses:
Research and development		24		46
Selling, general and administrative		260		326

Total operating expenses		284		372

Loss from operations		(71)		(287)

Other income (expense):
Interest income, net		1		6

Total other income		1		6

Net loss		$(70)		$(281)

Net loss per common share- basic and fully diluted	$	( 0 .02)	$	( 0 .07)

Weighted average common shares outstanding - basic and fully diluted		4,152		4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2006	2005

Cash flows from operating activities
Net loss	$(70)	$(281)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	2	2
Stock option compensation	5	-
Changes in operating assets and liabilities:
Accounts receivable	(123)	187
Inventories	23	(5)
Other current assets	3	(25)
Accounts payable and accrued liabilities	37	16

Net cash used in operating activities	(123)	(106)

Cash flows provided by (used in) investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(123)	(106)
Cash and cash equivalents at beginning of period	452	1,201
Cash and cash equivalents at end of period	$329	$1,095

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The Company, a California corporation, was founded in 1989 as EROX Corporation to develop and market a broad range of consumer products containing human pheromones as a component.  On May 29, 1998, the shareholders of the Company voted to change the name of the Company to Human Pheromone Sciences, Inc.  Human Pheromone Sciences, Inc. is alternatively referred to in this report as “we,” “us,” “our,” “HPS” or the “Company”.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales, initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 and No. 104.  The majority of the Company’s sales are to distributors and licensees, and these distributors and licensees have no right to return products.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	March 31, 2006	December 31,
	(unaudited)	2005

Components (raw materials)	$ 36	$ 56
Finished goods	36	39
Reserve for shrinkage and obsolescence	(25)	(25)
	$ 47	$ 70

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended March 31, 2006 and 2005, options to purchase 438,000 and 449,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of March 31, 2006 and 2005, the unaudited components of basic and diluted earnings per share are as follows (all amounts are in thousands):

	2006	2005

Net income (loss) available to common shareholders	$ (70)	$ (281)

Weighted-average common shares outstanding during the period	4,152	4,152

Capital Stock and Stock Options

During the three months ended March 31, 2006 no common stock or preferred stock was issued.  During the quarter, no options to purchase shares of common stock, under the 1990 Stock Option Plan, the 1993 Non-Employee Directors’ Stock Option Plan, or the 2003 Non-Employee Directors Stock Option Plan were granted, no issued options were exercised and no stock options expired under any of the three Plans.

The Company adopted SFAS 123 (R) for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past three years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise and expiration experience rates in addition to the life of the option.  The Company did not adjust the compensation expense by a forfeiture factor based on historical experience.  The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company does not record the stock compensation expense net of taxes since there was no provision for income taxes for the periods ended March 31, 2006 or December 31, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income tax footnote.

2006 Option Grants

2005 Option Grants

Weighted Average Interest Rates

   no grants to date

4.0%

Dividend Yield

             0%

   0%

Volatility factor of the Company’s common stock

   no grants to date

              149%

Weighted average expected life

   no grants to date

            5 years

A summary of the activity under the 1990 Option Plan is as follows (in thousands except per share data):

	Three month period ended
	March 31, 2006
		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2005	188	$ 1.03
Options granted	-	$ -
Canceled or Expired	-	$ -
Outstanding, March 31, 2006	188	$ 1.03

All of options under this plan are fully vested.

A summary of the activity under the Non-employee & Director plan is as follows (in thousands except per share data):

	Three month period ended
	March 31, 2006
		Weighted Average
Non-employee & Director Plan	Shares	Exercise Price

Outstanding, December 31, 2005	250	$ 1.66
Options granted	-	$ -
Canceled or Expired	-	$ -
Outstanding, March 31, 2006	250	$ 1.66

A summary of the non-vested options activity under the 2003 Non-Employee Directors Stock Option Plan (the only plan with unvested options) is as follows (in thousands except per share data):

	Three month period ended
	March 31, 2006
		Weighted Average
Non-vested Options	Shares	Exercise Price

Outstanding, December 31, 2005	40	$ 0.40
Options granted	-	$ -
Canceled vested	(15)	$ 0.40
Outstanding, March 31, 2006	35	$ 0.40

The Company recorded $5,000 of non-employee compensation expense for director stock options during the three months ended March 31, 2006.  At March 31, 2006 there was $9,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors Stock Option Plan.  This cost is expected to be recognized over the following five months.

Prior to adopting SFAS 123 (R) the Company applied APB 25 and related Interpretations in accounting for its employee stock options.  Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 123 (R), the Company’s net income (loss) per share would have been increased as shown by the pro forma amount indicated in the following table (in thousands):

Three months ended
March 31, 2005
(unaudited)
Net income (loss):
As reported	$ (281)
Deduct total stock based employee compensation
expense determined under fair value method for all awards, net of tax	(8)
Pro forma	$ (289)

Basic and diluted loss per share:
As reported	$ (0.07)
Pro forma	$ (0.07)

INCOME TAXES

There was no provision for income taxes for the periods ended March 31, 2006 or December 31, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:

Three months ending March 31,
	2006	2005
	(unaudited)	(unaudited)
Federal tax (tax benefit) at the federal statutory rate	$ (24)	$ (96)
Other differences	-	-
Permanent differences	-	-
Increase (decrease) in valuation allowance	24	96
Income tax benefits	$ -	$ -

At March 31, 2006, the Company had federal net operating loss carryforwards of approximately $19,257,000.  The Company also had federal and state research and development tax carryforwards of approximately $222,000.  The net operating loss and credit carryforwards will expire between 2006 and 2021.  The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Deferred tax asset:
Net operating loss carryforward	$ 6,848	$ 6,813
Research credit carryforward	222	222
Reserves and accruals	72	62
Other, net	(130)	(112)
Valuation allowance for deferred tax assets	(7,012)	(6,985)
Net deferred tax assets	$ -	$ -

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance has increased by $27,000 in the first three months of 2006.  The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

2.    SEGMENT INFORMATION

Revenues by geographic markets for the three months ended March 31, 2006 and 2005 were as follows:

	Three months ending March 31,
	2006	2005
	(unaudited)	(unaudited)
Markets:
U.S. Markets	$145	$47
International Markets	121	79

Net Sales	$266	$126

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements.  These forward looking statements include but are not limited to the Company’s plans for sales growth and expansion into new channels of trade, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs.  These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made.  In addition to the risks and uncertainties described in “Risk Factors”, below, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation.  These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Stock Option Policy

The Company adopted SFAS 123 (R) for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past three years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise and expiration experience rates in addition to the life of the stock option.  The Company did not adjust the compensation expense by a forfeiture factor based on historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company did not record the stock compensation expense net of taxes since there was no provision for income taxes for the periods ended March 31, 2006 or December 31, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income tax footnote.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales, initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 and No. 104.  The majority of the Company’s sales are to distributors and licensees, and these distributors and licensees have no right to return products.

COMPANY OVERVIEW

The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones and other mood enhancing compounds.  The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries.  Licensing of the Company’s technology is currently the core business of the Company while directly managing the on-going development of identified compounds for potential new products.  The Company’s patented compounds are sold to licensed customers and included as components in their fragranced consumer products.  The Company also offers private label manufacturing services for third party consumer product licensees.

Results of Operations

Three Months ended March 31, 2006 compared to the Three Months ended March 31, 2005

Net revenues for the first quarter of 2006 were $266,000, representing a 111% increase from the prior year’s revenues of $126,000.  Domestically, revenues were $98,000 greater than the prior year, attributable to increased pheromone reorders from existing licensees.  Domestic customer’s purchasing patterns have been erratic since the fourth quarter of 2004.  The Company is not always aware of the customers’ manufacturing and marketing plans so these fluctuations will occur periodically.  International revenues were $42,000 more than the prior year, a 53% increase, due to a new Latin America licensee  that was preparing to launch a new product.  .

Net revenue for the quarters ended March 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Markets:
U.S Markets	$145	$47
International Markets	121	79

Net Sales	$266	$126

Gross profit for the quarter ended March 31, 2006 of $213,000 is 151% more than last year’s gross profit of $85,000.  As a percentage of sales, gross profit of 80% was higher than last year’s gross profit of 67%.  The increased gross margin was caused by a favorable sales mix of higher margin products for the current period compared to last year’s sales mix.  The increase in gross profit is attributed to the higher sales level.

Research and development expenses for the first quarters of 2006 and 2005 were $24,000 and $46,000, respectively.  The decrease of the research expenditures was the result of the Company not requiring the same level of activity initially in 2006 as in 2005.  In 2005, the Company conducted various levels of testing, including human testing, on two new compounds, with encouraging results.  Research and development on several new compounds is on-going.

Selling, general and administrative expenses of $260,000 are $66,000 less than last year’s $326,000.  Selling, marketing and distribution expenses were $19,000 less than the prior year as the Company reduced marketing consulting fees.  General and administrative and facility costs decreased by $47,000, primarily a result of reduced   payroll related costs.

The Company earned $1,000 and $6,000 in net interest income during the three months ending March 31, 2006 and 2005, respectively.  The decrease is due to lower cash balances.

The Company recorded no income tax provision in 2006 or 2005, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.  As of March 31, 2006, the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward was $7,012,000.  However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had cash of $329,000 with no outstanding bank borrowings and working capital of $349,000.  At December 31, 2005, it had cash of $452,000 with no outstanding bank borrowings and working capital of $411,000.  For the first three months of 2006, net cash used in on-going activities was $123,000 comparable to the prior year’s $106,000 and is the result of the accounts receivable at quarter end being larger than the balance at December 31, 2005.

The Company’s current cash position and projected results of operations for the year 2006 requires that additional sources of funding be obtained.  Unless the Company raises additional funding by debt or equity issuances, asset sales or a significant increase in product sales accompanied by reductions in corporate spending, the Company’s current cash on hand  will be insufficient to cover its working capital requirements.   The Company is actively working on securing the required funding, and it is not known how successful those efforts might be.

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

Risk Factors

Our business is subject to various risks, including those described below.  You should carefully consider the following risk factors and all other information contained in this Form 10-QSB.    If any of the following events or outcomes actually occurs, our business, operating results, and financial condition would likely suffer.

The Company’s current cash position and projected results of operations for the year 2006 requires that additional funding be obtained.  Unless the Company raises additional funding by debt or equity issuances, asset sales or a significant increase in product sales accompanied by reductions in corporate spending, the Company’s current cash on hand is will be insufficient to cover its working capital requirements.   The Company is actively working on securing the required funding but it cannot guarantee that it will be successful.

The Company has not had sustained profitable operations since 1997.  Since 1997, the Company has incurred losses from operations.  In May 2000, the Company refocused its business model based on product licensing agreements.  While the Company anticipated that this change in its business will result in profitable operations, it has not to date, and the Company’s license based business model may not be successful in the future.  To maintain the current operations, the Company will require additional funding due to the continued operating losses sustained and projected.

The Company’s marketing strategy may not be successful. The Company may not be able to establish and maintain the necessary sales and distribution channels, even if funding is obtained.  Consumer product companies may choose not to license or private label the Company’s products.

The Company may not be able to protect its technology or trade secrets from others who choose to violate the Company’s patents.  The Company intends to protect and defend its patent rights from those who might violate them. However, the costs to defend and litigate may exceed the Company’s financial resources.

The Company may not be able to develop new patentable compounds.  The Company’s success substantially depends upon developing and obtaining patents for new mood and sensory enhancing compounds.   The Company requires that its products be scientifically tested validating the human responses to the compounds.  The Company may not be successful in validating that the desired human responses are obtained.

The Company may not be able to recruit and retain key personnel.  The Company’s success substantially depends upon recruiting and retaining key employees and consultants with research, product development and marketing experience.  The Company may not be successful in recruiting and retaining these key people.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HUMAN PHEROMONE SCIENCES, INC.

Date:  May 10, 2006

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

Date:  May 10, 2006

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, William P. Horgan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Human Pheromone Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2006

/s/ William P. Horgan

Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Gregory S. Fredrick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Human Pheromone Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2006

/s/ Gregory S. Fredrick

Chief Financial Officer

Exhibit 32

CERTIFICATION  PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Human Pheromone Sciences, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, William P. Horgan, Chief Executive Officer of the Company, and Gregory S. Fredrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William P. Horgan

May 10, 2006

/s/ Gregory S. Fredrick

May 10, 2006