Form 10QSB
period 2006-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2006-08-10
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,151,954 shares of Common Stock as of August 9, 2006.

	HUMAN PHEROMONE SCIENCES, INC.

	INDEX
		Page
PART I
FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	3

	Statements of Operations (Unaudited) for the Three and Six Months Ended
	June 30, 2006 and 2005	4

	Statements of Cash Flows (Unaudited) for the Six Months Ended
	June 30, 2006 and 2005	5
.
	Notes to Financial Statements (Unaudited)	6

	Item 2. Management’s Discussion and Analysis

	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

	Item 3. Controls and Procedures	15

PART II
OTHER INFORMATION

	Item 1. Legal Proceedings	16

	Item 4. Submission of Matters to a Vote of Security Holders	16

	Item 5. Other Information	16

	Item 6. Exhibits	16

SIGNATURES		17

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	June 30,	December 31,
(in thousands except share data)	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$ 252	$ 452
Accounts receivable	52	11
Inventories, net	74	70
Other current assets	13	18
Total current assets	391	551

Property and equipment, net	5	8

	$ 396	$ 559

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 79	$ 21
Accrued professional fees	49	63
Accrued employee benefits	35	27
Accrued sales returns	-	15
Accrued income tax	2	2
Other accrued expenses	11	12
Deferred revenue	10	-
Total current liabilities	186	140

Commitments and Contingencies
Shareholders’ equity: Common stock, no par value, 13,333,333 shares authorized, 4,151,954
shares issued and outstanding at each date	20,826	20,809
Accumulated deficit	(20,616)	(20,390)
Total shareholders' equity	210	419
	$ 396	$ 559

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

       Statements of Operations

      (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2006	2005	2006	2005

Net revenues	184	131	450	257
Cost of goods sold	58	17	111	58

Gross profit	126	114	339	199

Operating Expenses:
Research and development	35	48	59	94
Selling, general and administrative	247	319	507	645
Total operating expenses	282	367	566	739

Loss from operations	(156)	(253)	(227)	(540)

Other income
Interest income, net	-	5	1	11

Total other income	-	5	1	11

Net loss	$ (156)	$ (248)	$ (226)	$ (529)

Net loss per common share – basic and fully diluted	$ (0 .04)	$ (0 .06)	$ (0 .05)	$ (0 .13)

Weighted average common shares outstanding –basic and fully diluted	4,152	4,152	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2006	2005

Cash flows from operating activities
Net loss	$ (226)	$ (529)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	3	5
Stock option compensation	17	-
Changes in operating assets and liabilities:
Accounts receivable	(41)	178
Inventories	(4)	6
Other current assets	4	(26)
Accounts payable and accrued liabilities	37	(31)
Deferred revenue	10	-
Net cash used in operating activities	(200)	(397)

Cash flows provided by (used in) investing activities
Acquisition of property and equipment	-	(1)

Net cash used in investing activities	-	(1)

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(200)	(398)
Cash and cash equivalents at beginning of period	452	1,201
Cash and cash equivalents at end of period	$ 252	$ 803

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2006

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

The Company believes that human pheromone research funded by the Company presents an opportunity to create and market an entirely new category of pheromone-based fragrances and toiletry products, as well as other types of consumer products that do not require FDA approval as a pharmaceutical product.  The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing such products.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 and No. 104.  The majority of the Company’s sales are to distributors and licensees, and these distributors and licensees have no right to return products.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	June 30, 2006 (unaudited)	December 31, 2005

Components (raw materials)	$ 68	$ 56
Finished goods	34	39
Reserve for shrinkage and obsolescence	(28)	(25)
	$ 74	$ 70

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended June 30, 2006 and 2005, options to purchase 808,000 and 442,165 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of June 30, 2006 and 2005, the unaudited components of basic and diluted earnings per share are as follows (all amounts are in thousands):

	2006	2005

Net income (loss) available to common shareholders	$ (226)	$ (529)

Weighted-average common shares outstanding during the period	4,152	4,152

Capital Stock and Stock Options

During the six months ended June 30, 2006 no common stock or preferred stock was issued.  During the quarter ended June 30, 2006, options to purchase 60,000 share of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan, options to purchase 330,000 shares of common stock were granted to employees pursuant to the Nonstatutory  Stock  Option Agreements issued outside of the Company’s equity incentive plans.  No issued options were exercised and 10,000 stock options expired under the expired 1990 Stock Option Plan.

The Company adopted SFAS 123 (R) for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise and expiration experience rates in addition to the life of the option.  The Company adjusted the compensation expense by a forfeiture factor based on historical experience.  The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company does not record the stock compensation expense net of taxes since there was no provision for income taxes for the periods ended June 30, 2006 and June 30, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income tax footnote.

Stock Option Grants	2006 Option Grants	2005 Option Grants

Weighted Average Interest Rates	5.10%	4.00%
Dividend Yield	0.00%	0.00%
Volatility factor of the Company’s common stock	180%	149%
Forfeiture factor – Nonstatutory Stock Option Agreements	5%	-
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	7 years	5 years

A summary of the activity under the 1990 Option Plan is as follows (in thousands except per share data):

1990 Option Plan	Three months ending June 30, 2006		Six months ending June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	188	$ 1.03	188	$ 1.03
Options Granted	-	-	-
Canceled or Expired	(10)	$ 1.03	(10)	$ 1.03

Outstanding, June 30, 2006	178	$ 1.03	178	$ 1.03

All of options under this plan are fully vested.

A summary of the activity under the Non-Employee & Director Plan is as follows (in thousands except per share data):

Non-Employee & Director Plan	Three months ending June 30, 2006		Six months ending June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	250	$ 1.66	250	$ 1.66
Options Granted	60	$ 0.32	60	$ 0.32
Canceled or Expired	(10)	$ 23.64	(10)	$ 23.64

Outstanding, June 30, 2006	300	$ 0.66	300	$ 0.66

A summary of the non-vested options activity under the 2003 Non-Employee Directors Stock Option Plan (the only Plan with unvested options) is as follows (in thousands except per share data):

Non-employee & Director Plan Non-vested Options	Three months ending June 30, 2006		Six months ending June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	25	$ 0.40	40	$ 0.40
Options Granted	60	$ 0.32	60	$ 0.32
Vested	(20)	$ 0.38	(35)	$ 0.39

Outstanding, June 30, 2006	65	$ 0.33	65	$ 0.33

A summary of the activity pursuant to the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending June 30, 2006		Six months ending June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	-	-	-	-
Options Granted	330	$ 0.32	330	$ 0.32
Canceled or Expired	-	-	-	-

Outstanding, June 30, 2006	330	$ 0.32	330	$ 0.32

A summary of the non-vested options activity under direct Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Agreements Non-vested Options	Three months ending June 30, 2006		Six months ending June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	-	-	-	-
Options Granted	330	$ 0.32	330	$ 0.32
Vested	(14)	$ 0.32	(14)	$ 0.32

Outstanding, June 30, 2006	316	$ 0.32	316	$ 0.32

The Company recorded $12,000, and $17,000 of employee and non-employee compensation expense for  stock options during the three and six months ended June 30, 2006, respectively.  At June 30, 2006 there was $112,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors Stock Option Plan and the Nonstatutory Stock Option grants.  This cost is expected to be recognized over the following twenty three months.

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

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(unaudited)	(unaudited)
Net income (loss):
As reported	$ (248)	$ (529)
Deduct total stock based employee compensation
expense determined under fair value method for
all awards, net of tax	(9)	(17)
Pro forma	$ (257)	$ (546)

Basic and diluted loss per share:
As reported	$ (0.06)	$ (0.13)
Pro forma	$ (0.06)	$ (0.13)

INCOME TAXES

There was no provision for income taxes for the periods ended June 30, 2006 or June 30, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:

Six months ending June 30,
	2006	2005
	(unaudited)	(unaudited)
Federal (tax benefit) at the federal statutory rate	$ (77)	$ (84)
Other differences	-	-
Permanent differences	-	-
Increase (decrease) in valuation allowance	77	84
Income tax benefits	$ -	$ -

At June 30, 2006, the Company had federal net operating loss carryforwards of approximately $19,372,000.  The Company also had federal and state research and development tax carryforwards of approximately $222,000.  The net operating loss and credit carryforwards will expire between 2006 and 2021.  The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Deferred tax asset:
Net operating loss carryforward	$ 6,898	$ 6,813
Research credit carryforward	222	222
Reserves and accruals	88	62
Other, net	(134)	(112)
Valuation allowance for deferred tax assets	(7,074)	(6,985)
Net deferred tax assets	$ -	$ -

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance has increased by $89,000 in the first six months of 2006.  The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

2.    SEGMENT INFORMATION

Revenues by geographic markets for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three months ending June 30,		Six months ending June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S Markets	$ 103	$ 128	$ 248	$ 175
International Markets	81	3	202	82

Net Sales	$ 184	$ 131	$ 450	$ 257

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

Stock Option Policy

The Company adopted SFAS 123 (R) for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise rates in addition to the life of the stock option.  The Company  did adjust the compensation expense by a forfeiture factor based on historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company did not record the stock compensation expense net of taxes since there was no provision for income taxes for the periods ended June 30, 2006 or December 31, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income tax footnote.

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

Results of Operations

Three Months ended June 30, 2006 compared to the Three Months ended June 30, 2005

Net revenues for the second quarter of 2006 were $184,000, representing a 40% increase from the prior year’s revenues of $131,000.  Domestically, revenues were $25,000 less than the prior year, attributable to decreased pheromone reorders from existing licensees.  Domestic customer’s purchasing patterns continue to be erratic and the Company is not always aware of the customers’ manufacturing and marketing plans so these fluctuations will continue to occur.  International revenues were $78,000 more than the prior year due to increased sales to distributor in Asia.

Net revenue for the quarters ended June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Markets:
U.S Markets	$ 103	$ 128
International Markets	81	3

Net Sales	$ 184	$ 131

Gross profit for the quarter ended June 30, 2006 of $126,000 is 11% more than last year’s gross profit of $114,000.  As a percentage of sales, gross profit of 68% was less than last year’s gross profit of 87%.  The decreased gross margin was caused by an increased sales of lower margin private label products in the current period compared to last year’s higher level of pheromone sales.  The increase in gross profit is attributed to the higher sales level for the current quarter.

Research and development expenses for the second quarters of 2006 and 2005 were $35,000 and $48,000, respectively.  The decrease of the research expenditures was the result of the Company not requiring the same level of activity in 2006 as in 2005.  In 2005, the Company conducted various levels of testing, including human testing, on two new compounds, with encouraging results.  Research and development on several new compounds is on-going.

Selling, general and administrative expenses of $247,000 are $72,000 less than last year’s $319,000.  Selling, marketing and distribution expenses were $21,000 less than the prior year as the Company reduced marketing consulting fees.  General and administrative and facility costs decreased by $51,000, primarily a result of reduced   payroll related costs, consultant and legal fees.  All of these reductions are associated with plans initiated in 2005 that were realized during the current year.

The Company earned less than $1,000 and $5,000 in net interest income during the three months ending June 30, 2006 and 2005, respectively.  The decrease is due to lower cash balances.

The Company recorded no income tax provision in 2006 or 2005, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.  As of June 30, 2006, the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward was $7,074,000.  However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

Six Months ended June 30, 2006 as compared to the Six Months ended June 30, 2005

Net revenues for the six months ended June 30, 2006 were $450,000.  This was a 75% increase from net revenues of $257,000 for the first half of 2005.  Domestically, revenues were $73,000 more than the prior year’s $175,000.  Domestic reorders from existing accounts increased sales in the current year.  Since the Company is not always aware of its customer’s manufacturing and marketing plans, revenue fluctuations will occur.   International revenues were $120,000 greater than the prior year due to increased sales in the Asian and Latin American markets

Net revenues for the six months ended June 30, 2006 and 2005 were as follows:

Markets	2006	2005

U.S Markets	$ 248	$ 175
International Markets	202	82

Net Revenues	$ 450	$ 257

Gross profit for the first half of 2006 increased 70% to $339,000 from $199,000 in 2005.  The increase gross profit is the result of the increased sales.  Gross margin decreased slightly to 75% compared to 77% in 2005 due to the increase of private label sales in markets outside the United States.

Research and development expenses for the first half of 2006 and 2005 were $59,000 and $94,000, respectively.  The decrease of the research expenditures was the result of the Company not requiring the same level of activity in 2006 as was incurred in 2005.  In 2005, the Company conducted various levels of testing on two new compounds, with encouraging results.  Development work on these compounds, and others, is continuing in 2006 with reduced cost requirements.

Selling, general and administrative expenses for the first half of 2006 were $507,000 and $645,000 for the comparable period of 2005, a $138,000 reduction.  Selling, marketing and distribution expenses are $40,000 less than the prior year as the Company reduced marketing consulting fees. General, administrative and facility expenses were  $98,000 less than last year primarily due to decrease payroll related costs and consultant fees.

The Company earned less than $1,000 and $11,000 in net interest income during the six months ending   June 30, 2006 and 2005, respectively.  The decrease is due to lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had cash of $252,000 with no outstanding bank borrowings and working capital of $205,000.  At December 31, 2005, it had cash of $452,000 with no outstanding bank borrowings and working capital of $411,000.  For the first six months of 2006, net cash used in on-going activities was $201,000 compared to the prior year’s $397,000 and is the result of a reduction of the net loss for the current year.

The Company’s current cash position and projected results of operations for the year 2006 requires that additional sources of funding be obtained.  Unless the Company raises additional funds by debt or equity issuances, asset sales or a significant increase in product sales accompanied by reductions in corporate spending, the Company’s current cash on hand will be insufficient to cover its working capital requirements.   The Company is actively working on securing the required funding, and it is not known how successful those efforts might be.

The Company may be unable to raise sufficient additional capital when needed or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to the Company’s stockholders and debt financing arrangements may require the Company to pledge certain assets and enter into covenants that could restrict certain business activities or the Company’s ability to incur further indebtedness, and may contain other terms that are not favorable to the Company or its stockholders. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of  Security Holders

The Company’s annual shareholder meeting was held on June 21, 2006, at which the following proposal was approved:

Proposal 1:  Election for the following Directors:

Name	Votes For	Votes Withheld

William P. Horgan	2,742,689	79,450
Bernard I. Grosser, M.D.	2,743,355	78,784
Helen C. Leong	2,742,223	79,916
Robert Marx	2,743,338	78,801

Item 5.  Other Information

On June 22, 2006, Mr. William Horgan was granted an nonstatutory stock option outside of the Company’s equity incentive plans to purchase 300,000 shares of the Company's common stock, which will vest and become exercisable in twenty four equal monthly installments beginning on June 22, 2006; provided that in the event of a termination without cause (as defined in the stock option agreement), the vesting and exercisability of the unvested shares will accelerate.  The option exercise price is $0.315 per share

Item 6.  Exhibits

Exhibits

Exhibit 10.12  Form of Nonstatutory Stock Option Agreement

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

HUMAN PHEROMONE SCIENCES, INC.

Date:  August 9, 2006

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  August 9, 2006

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and Principal Accounting

Officer)