Form 10QSB
period 2006-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2006-11-14
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[    ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23544

HUMAN PHEROMONE SCIENCES, INC

(Name of small business issuer in its charter)

California

94-3107202

(State or other jurisdiction of incorporation or organization)

(I.R.S. employee Identification No.)

      84 West Santa Clara Street, San Jose, California

      95113

(Address of principal executive offices)

   (Zip code)

 Issuer’s telephone number:  (408) 938-3030

__________________Not applicable_____________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,151,954 shares of Common Stock as of November 10, 2006.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

PART I	Page
FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3

Statements of Operations (Unaudited) for the Three and Nine Months Ended
September 30, 2006 and 2005	4

Statements of Cash Flows (Unaudited) for the Nine Months Ended
September 30, 2006 and 2005	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial Conditions and Results of Operations	12

Item 3. Controls and Procedures	17

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

SIGNATURES	19

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	September 30,	December 31,
(in thousands except share data)	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,796	$452
Accounts receivable	231	11
Inventories, net	67	70
Other current assets	15	18
Total current assets	2,109	551

Property and equipment, net	4	8

	$2,113	$559

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$33	$21
Deferred revenue	744	-
Accrued professional fees	59	63
Accrued employee benefits	37	27
Accrued sales returns	-	15
Accrued income tax	2	2
Other accrued expenses	10	12
Total current liabilities	885	140

Non-current liabilities:
Deferred revenue	949	-
Total liabilities	1,834	140

Commitments and Contingencies
Shareholders’ equity: Common stock, no par value, 13,333,333 shares authorized, 4,151,954
shares issued and outstanding at each date	20,846	20,809
Accumulated deficit	(20,567)	(20,390)
Total shareholders' equity	279	419
	$2,113	$559

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands except per share data)	2006	2005	2006	2005

Net sales	$308	$91	$758	$348
License revenues	57	-	57	-
Total revenues	365	91	815	348

Cost of goods sold	41	12	152	70
License costs	27	-	27	-
Total cost of goods sold & services	68	12	179	70

Gross profit	297	79	636	278

Operating Expenses:
Research and development	29	38	88	132
Selling, general and administrative	227	242	734	887
Total operating expenses	256	280	822	1,019

Income (loss) from operations	41	(201)	(186)	(741)

Other income
Interest income, net	8	3	9	14

Total other income	8	3	9	14

Net income (loss)	$49	$(198)	$(177)	$(727)

Net income (loss) per common share
Basic	$0 .01	$(0 .05)	$(0 .04)	$(0 .18)
Diluted	$0 .01	$(0 .05)	$(0 .04)	$(0 .18)

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	4,841	4,152	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2006	2005

Cash flows from operating activities
Net loss	$(177)	$(727)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	4	7
Stock option compensation	37	-
Changes in operating assets and liabilities:
Accounts receivable	(220)	183
Inventories	2	15
Other current assets	3	(26)
Accounts payable and accrued liabilities	2	(30)
Deferred revenue	1,693	-
Net cash provided by (used in) operating activities	1,344	(578)

Cash flows provided by (used in) investing activities
Acquisition of property and equipment	-	(1)

Net cash used in investing activities	-	(1)

Cash flows used in financing activities	-	-

Net cash used in financing activities	-	-

Net increase (decrease) in cash and cash equivalents	1,344	(579)
Cash and cash equivalents at beginning of period	452	1,201
Cash and cash equivalents at end of period	$1,796	$622

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2006

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 and No. 104 and EITF-00-21.  The majority of the Company’s sales are to distributors and licensees, and these distributors and licensees have no right to return products.  A portion of the initial payment received as part of a license agreement is being recognized as milestones are achieved towards fulfillment of the license agreement terms.

In addition to the aforementioned general policy we enter into transactions that represent multiple-element arrangements, which may include post signing training and technical support to our licensee’s as needed to assist them in the use of our products and integration into their product development.    Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

● The delivered items or service has value to the customer on a stand alone basis.

● There is objective and reliable evidence of the fair value of the undelivered items or service.

● If the delivery or performance of the undelivered items or service is considered probably and substantially in our control.

If these criteria are not met, then license revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is an objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)

Components (raw materials)	$68	$ 56
Finished goods	31	39
Reserve for shrinkage and obsolescence	(32)	(25)
	$67	$ 70

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended September 30, 2005, options to purchase 458,832 shares and for the nine months ended September 30, 2006 and 2005, options to purchase 582,889 and 451,054 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of September 30, 2006 and 2005, the unaudited components of basic and diluted earnings per share are as follows (all amounts are in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2006	2005	2006	2005

Net income (loss) available to common shareholders	$ 49	$ (198)	$ (177)	$ (727)

Weighted-average common shares outstanding during the period	4,152	4,152	4,152	4,152

Incremental shares from assumed conversions of stock options	689	-	-	-

Fully diluted weighted-average common shares and potential commons stock (unaudited)	4,841	4,152	4,152	4,152

Capital Stock and Stock Options

During the nine months ended September 30, 2006 no common stock or preferred stock was issued.  During the quarter ended September 30, 2006, no options to purchase shares of common stock under the 2003 Non-Employee Directors Stock Option Plan or pursuant to the Nonstatutory  Stock  Option Agreements issued outside of the Company’s equity incentive plans were exercised.  Stock options for 178,000 shares expired under the expired 1990 Stock Option Plan during the three months ended September 30, 2006.

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

The Company does not record the stock compensation expense net of taxes since there was no provision for income taxes for the periods ended September 30, 2006 and September 30, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income tax footnote.

Stock Option Grants	2006 Option Grants	2005 Option Grants

Weighted average interest rates	5.10%	4.0%
Dividend yield	0.00%	0.0%
Volatility factor of the Company’s common stock	180%	149%
Forfeiture factor – Nonstatutory Stock Option Agreements	5%	-
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	7 years	5 years

A summary of the activity under the 1990 Option Plan is as follows (in thousands except per share data):

1990 Option Plan	Three months ending September 30, 2006		Nine months ending September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	178	$ 1.03	188	$ 1.03
Options Granted	-	-	-	-
Canceled or Expired	(178)	$ 1.03	(188)	$ 1.03

Outstanding, September 30, 2006	-	-	-	-

This option plan has expired and all outstanding grants have expired.

A summary of the activity under the Non-Employee & Director Plan is as follows (in thousands except per share data):

Non-Employee & Director Plan	Three months ending September 30, 2006		Nine months ending September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	300	$0.66	250	$ 1.66
Options Granted	-	$-	60	$ 0.32
Canceled or Expired	-	$-	(10)	$ 23.64

Outstanding, September 30, 2006	300	$0.66	300	$ 0.66

A summary of the non-vested options activity under the 2003 Non-Employee Directors Stock Option Plan (the only Plan with unvested options) is as follows (in thousands except per share data):

Non-Employee & Director Plan Non-Vested Options	Three months ending September 30, 2006		Nine months ending September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	65	$ 0.33	40	$ 0.40
Options granted	-	-	60	$ 0.32
Vested	(25)	$ 0.35	(60)	$ 0.37

Outstanding, September 30, 2006	40	$ 0.32	40	$ 0.32

A summary of the activity pursuant to the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending September 30, 2006		Nine months ending September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	330	$ 0.32	-	-
Options Granted	-	-	330	$ 0.32
Canceled or Expired	-	-	-	-

Outstanding, September 30, 2006	330	$ 0.32	330	$ 0.32

A summary of the non-vested options activity under direct Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Agreements Non-vested Options	Three months ending September 30, 2006		Nine months ending September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	316	$ 0.32	-	-
Options Granted	-	-	330	$ 0.32
Vested	(41)	$ 0.32	(55)	$ 0.32

Outstanding, September 30, 2006	275	$ 0.32	275	$ 0.32

The Company recorded $20,000, and $37,000 of employee and non-employee compensation expense for  stock options during the three and nine months ended September 30, 2006, respectively.  At September 30, 2006 there was $92,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors Stock Option Plan and the Nonstatutory Stock Option grants.  This cost is expected to be recognized over the following twenty months.

Prior to adopting SFAS 123 (R) the Company applied APB 25 and related Interpretations in accounting for its employee stock options.  Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 123 (R), the Company’s net loss per share would have been increased as shown by the pro forma amount indicated in the following table (in thousands):

Three months ended        Nine months ended

   September 30, 2005          September 30, 2005

      (unaudited)

   (unaudited)

Net loss:

    As reported

       $   (198)

    $   (727)

         Add total stock based employee compensation

          expense determined under fair value method for

           all awards, net of tax

              (22)

          (22)

               Pro forma

       $   (220)

    $  (749)

Basic and diluted loss per share:

    As reported

       $  (0.05)

    $ (0.18)

    Pro forma

       $  (0.05)

    $ (0.18)

INCOME TAXES

There was no provision for income taxes for the periods ended September 30, 2006 or September 30, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:

               Nine months ending September 30,

                  2006

       2005

              (unaudited)             (unaudited)

Federal (tax benefit) at the federal statutory rate

$      (60)

   $      (67)

Other differences

        (17)

               -

Permanent differences

           -

               -

Increase (decrease) in valuation allowance

         77

            67

Income tax benefits

$         -

   $          -

At September 30, 2006, the Company had federal net operating loss carryforwards of approximately $1,7605,000.  The Company also had federal and state research and development tax carryforwards of approximately $232,000.  The net operating loss and credit carryforwards will expire between 2006 and 2021.  The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

           September 30,

December 31,

   2006

     2005

              (unaudited)

Deferred tax asset:

Net operating loss carryforward

$ 6,141

  $ 6,813

Research credit carryforward

      232

        222

Reserves and accruals

      825

         62

Other, net

    (136)

      (112)

Valuation allowance for deferred tax assets

  (7,062)

   (6,985)

Net deferred tax assets

 $       -

  $         -

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance has increased by $77,000 in the first nine months of 2006.  The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

2.    SEGMENT INFORMATION

Sales by geographic markets for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Sales by Markets:
U.S Markets	$ 288	$ 88	$ 536	$ 263
International Markets	20	3	222	85
Net Sales	308	91	758	348

License revenues (worldwide)	57	-	57	-

Total Revenues	$ 365	$ 91	$ 815	$ 348

2.    NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006.  Management does not believe the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008.  Management does not believe the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.

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

The Company did not record the stock compensation expense net of taxes since there was no provision for income taxes for the periods ended September 30, 2006 or December 31, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income tax footnote.

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

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 and No. 104 and EITF-00-21.  The majority of the Company’s sales are to distributors and licensees, and these distributors and licensees have no right to return products.  A portion of the initial payment received as part of a license agreement is being recognized as milestones are achieved towards fulfillment of the license agreement terms.

In addition to the aforementioned general policy we enter into transactions that represent multiple-element arrangements, which may include post signing training and technical support to our licensee’s as needed to assist them in the use of our products and integration into their product development.    Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

● The delivered items or service has value to the customer on a stand alone basis.

● There is objective and reliable evidence of the fair value of the undelivered items or service.

● If the delivery or performance of the undelivered items or service is considered probably and substantially in our control.

If these criteria are not met, then license revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is an objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value.

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

Results of Operations

Three Months ended September 30, 2006 compared to the Three Months ended September 30, 2005

Net revenues for the third quarter of 2006 were $365,000, representing a 301% increase from the prior year’s revenues of $91,000.  Net sales were $217,000 more than the prior year, attributable to increased pheromone reorders from existing and new licensees.  Sales to an existing customer increased due to their plans to feature their pheromone fragrance in selected European countries this holiday season.  Domestic customer’s purchasing patterns continue to be erratic and the Company is not always aware of the customers’ manufacturing and marketing plans so these fluctuations will continue to occur.  The Company signed a license agreement with Personal Products Company (PPC), a division of McNeil-PPC, Inc. (a Johnson & Johnson company) and $57,000 of revenue from this agreement was recorded during the current period.  International revenues were $17,000 more than the prior year due to increased sales to existing customers.

Net revenue for the quarters ended September 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Net Sales by Markets:
U.S Markets	$ 288	$ 88
International Markets	20	3
Net Sales	308	91

License revenue	57	-

Total Revenues	$ 365	$ 91

Gross profit for the quarter ended September 30, 2006 of $297,000 is 276% more than last year’s gross profit of $79,000.  As a percentage of sales, gross profit of 81% was less than last year’s gross profit of 87%. Gross margin on product sales remained at the 2005 gross margin of 87%. The decreased total gross margin was due to the reduced margin incurred on the recently signed PPC license.  To fulfill a portion of the license agreement terms expenses associated with the PPC work have been included as cost of goods sold to offset the revenue recorded which results in a reduced overall gross margin . The increase in gross profit is attributed to the higher sales level for the current quarter.

	2006	2005
Gross Profit by Segment:
Net Sales	$267	$79
License revenue	30	-

Gross Profit	$297	$79

Research and development expenses for the third quarter of 2006 and 2005 were $29,000 and $38,000, respectively.  Research expenditures that were incurred to support the PPC license have been charged as cost of goods sold resulting in a slight decrease in the operating research and development costs.  The total research and development cost incurred for the current quarter, including the amount recorded as license costs, was $46,000 which was slightly more than the prior years $38,000.  Research and development on several new compounds is on-going.

Selling, general and administrative expenses of $227,000 are $15,000 less than last year’s $242,000.  Selling, marketing and distribution expenses were $27,000 less than the prior year as the Company eliminated marketing consulting services.  General and administrative and facility costs increased by $12,000, primarily a result of FAS 123 (R) stock option compensation costs of $20,000.  The Company is continuing its cost containment plans initiated in 2005.

The Company earned $8,000 and $3,000 in net interest income during the three months ending September 30, 2006 and 2005, respectively.  The increased earnings was due to the Company’s increased cash balances occurring upon receipt of  $1,750,000 payment upon signing the PPC license agreement.

The Company recorded no income tax provision in 2006 or 2005, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.  As of September 30, 2006, the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward was $7,062,000.  However, a full valuation allowance is provided for the gross deferred tax asset as management could not determine whether its realization is more likely than not.

Nine Months ended September  30, 2006 as compared to the Nine Months ended September 30, 2005

Total revenues for the nine months ended September 30, 2006 were $815,000.  This was a 134% increase from total revenues of $348,000 for the first nine months of 2005.  Domestically, revenues were $330,000 more than the prior year’s $263,000.  Domestic reorders from our largest customer have exceeded their 2005 orders in each of the three quarters in 2006.  Since the Company is not always aware of its customer’s manufacturing and marketing plans, revenue fluctuations will occur.   International revenues were $137,000 greater than the prior year due primarily to increased sales in the Asian and Latin American markets

Total revenues for the nine months ended September 30, 2006 and 2005 were as follows:

Markets	2006	2005

U.S. Markets	$593	$263
International Markets	222	85

Total Revenues	$815	$348

Gross profit for the nine month of 2006 increased 129% to $636,000 from $278,000 in 2005.  The increase gross profit is the result of the increased sales.  Gross margin decreased slightly to 78% compared to 80% in 2005 due to the increase of private label sales in markets outside the United States and charges associated with the license agreement noted in the previously in the quarterly results.

Research and development expenses for the nine months of 2006 and 2005 were $88,000 and $132,000, respectively.  The decrease of the research expenditures was the result of the Company not requiring the same level of clinical testing activity in 2006 as was incurred in 2005.  In 2005, the Company conducted various levels of testing on two new compounds, with encouraging results.  Development work on these compounds, and others, is continuing in 2006 with some costs associated with the PPC license now being record as cost of goods sold instead of research and development.

Selling, general and administrative expenses for the first nine months of 2006 were $734,000 and $887,000 for the comparable period of 2005, a $153,000 reduction.  Selling, marketing and distribution expenses are $67,000 less than the prior year as the Company reduced marketing consulting fees. General, administrative and facility expenses were  $86,000 less than last year primarily due to decrease payroll related costs and consultant fees.

The Company earned $9,000 and $14,000 in net interest income during the nine months ending September 30, 2006 and 2005, respectively.  The decrease is due to lower cash balances from January to July 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had cash of $1,796,000 with no outstanding bank borrowings and working capital of $1,224,000.  At December 31, 2005, it had cash of $452,000 with no outstanding bank borrowings and working capital of $411,000.  For the first nine months of 2006, net cash provided by on-going activities was $1,344,000 compared to the prior year’s net cash used by on-going activities of $578,000.  The improvement of $1,922,000 is the result of the PPC license agreement which provided $1,750,000 cash payment and a reduction of the net loss for the current year.

Assuming the Company’s activities proceed substantially as planned, the Company’s current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 6. Exhibits

Exhibits

Exhibit 10.13	License Agreement with Personal Products Company (PPC), a division of McNeil-PPC, Inc. *

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

*[***] Certain portions of this exhibit have been omitted and filed separately with the Commission.  Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

HUMAN PHEROMONE SCIENCES, INC.

Date:  November 13, 2006

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  November 13, 2006

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)