Form 10KSB
period 2006-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2007-03-29
CIK 878616

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-KSB

(MARK ONE)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[    ]

TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23544

HUMAN PHEROMONE SCIENCES, INC.

(Name of small business issuer in its charter)

__________________California_____________________

_________94-3107202_________

(State or other jurisdiction of incorporation or organization)

(I.R.S. employee Identification No.)

__84 W Santa Clara St.,  Suite 720,  San Jose, California

____________95113____________

                 (Address of principal executive offices)

    (Zip code)

Issuer’s telephone number:  (408) 938-3030

Securities registered under Section 12(b) of the Exchange Act:

None

(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

Common

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      ☐

Indicate by check mark whether  the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  [ X ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  [ X ]  No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]      No  [ X ]

State issuer’s revenues for its most recent fiscal year.   $ 1,227,000

The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 1,864,861 as of March 16, 2007 based upon the closing sale price on the OTC Bulletin Board reported for such date.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,151,954 shares of the registrant’s common stock issued and outstanding as of March 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 20, 2007.

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

The Company believes that human pheromone research funded by the Company presents an opportunity to create and market new categories of mood-enhancing pheromone-based consumer products that do not require FDA approval.  The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing this category of consumer products.

Pheromones, that underlie the Company’s current patents, are chemical substances known to stimulate species-specific biological responses in animals.  For eighteen years, scientists and advisors engaged by the Company have studied the functions and characteristics of human pheromones and other mood-enhancing compounds.

The human pheromones included as a component of and as a fixative for the Company’s current products are manufactured for the Company by contract vendors.  The manufacturing process for these compounds begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process.  Since 2001 an independent laboratory has manufactured these compounds, androstadienone and estratetraenol (the “Initial Compounds”), under the direction of HPS’ consulting scientists.  All the steps in the manufacturing process are standard chemical laboratory procedures.  The manufacturing process for pheromones is similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

The Company is also involved in the identification and development of additional compounds that, in initial human studies, have shown a wide spectrum of mood-enhancing activities.

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

The Company continues to explore naturally occurring substances in a variety of tests to increase its knowledge and understanding of their range of influence on human emotions and their application as components of consumer products.  In 2005, the Company began conducting studies on human volunteers with two additional naturally-occurring compounds which have shown initially promising results, and the Company will continue to invest in further development of these two additional compounds, ER 303 and ER 99, for broad-based inclusion in consumer products.  Expanded studies were conducted in 2006 and while there can be no assurances that these two compounds will be commercially successful, the Company believes that the results to date warrant further study.

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

A scent binds to smell receptors in the nose and stimulates a specific region of the brain resulting in the sensation of smell.  These Initial Compounds bind to separate receptors that are physically and functionally distinct from smell receptors.  These pheromone receptors stimulate a region of the brain different from that stimulated by smell receptors.  Since it is widely believed that traditional perfumes and toiletry products allure and intrigue the senses, an alliance between these products and the Company’s compounds seems quite natural.  For these products to create a true effect in humans, however, it must contain human pheromones. Thus, consumer products containing these mood enhancing components may provide more allure than any others currently available.

The Current HPS Products and Research

Products.  The Company initially operated in one business segment and began by marketing three fragrances, REALM® Women, REALM® Men and inner REALM®.  These products were sold by the Company into U.S. department and specialty stores through a network of dedicated salespeople and through independent distributors in selected markets in the Middle East and South East Asia. In April 2000, the Company licensed the rights to sell these products in all parts of the world, excluding South East Asia, to Niche Marketing, Inc.  (See “Markets and Competition”).  On April 14, 2003 the Company sold to Niche Marketing Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines, including the rights to all trademarks associated therewith.  Niche Marketing, Inc was subsequently purchased by Five Star Fragrances, Inc. These “proof-of-concept” products included a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, deodorant, talc, soap and body cream.

Subsequently, the Company developed a new line of fragrance and toiletry products containing these Initial Compounds for men and women under the trademark Natural Attraction®.  The Company introduced these products via a new website, naturalattraction.com, in 2000, and updated the packaging and presentation in 2006.  Marketing of this line of products is through the website and other direct marketing channels in the United States.  The company has granted non-exclusive rights to the Natural Attraction products in the United States, Europe and Japan.  In addition, the Company is in discussions with several distributors for the sale of the Natural Attraction products, both inside and outside the United States.

Licensing the use of the Company’s Initial Compounds and related technology is currently the core business of the Company.  These compounds are sold to licensed customers and included as components in their products. The Company also offers private label manufacturing services for licensed customers if that is desired.

In August 2006, the Company signed an Agreement with Personal Products Company, a division of McNeil-PPC., Inc. (“PPC”) a Johnson & Johnson company. Under the terms of the Agreement, HPS granted PPC a license to certain HPS patents in exchange for an initial cash payment and future royalties on sales.  The Company retains exclusive rights in several product fields and shares co-exclusive rights in other product areas, with the right to sublicense.

Research.  Pheromones, in general, are chemical substances known to stimulate species-specific biological responses in animals.  The study of the uses, effects and advantages of human pheromones is in its infancy, but studies conducted under the Company’s sponsorship as well and several studies conducted by scientists at leading research universities around the world have revealed new information regarding the beneficial effects of the Company’s compounds and the biological pathways these compounds traverse in the human body.

On July 13, 2004 the Company signed a Research Agreement with the University of Utah to conduct research and provide services.  The five year agreement, which became effective on July 15, 2004, provides that the University will provide professional research and services for specific research programs mutually initiated by the Company and accepted by the University.  While the University shall own any inventions and improvements conceived or reduced to practice from the work performed, the Company retains the exclusive option to license any inventions or improvements conceived or reduced to practice and market the products developed from the research results.  The Company has the right to develop new compounds outside of this Research Agreement.

Scientists working on behalf of HPS have identified and synthesized several naturally occurring mood enhancing compounds during 2005.  Various levels of testing on human volunteers has been completed.  The initial results of testing on each of the two compounds, ER 303 and ER 99, are encouraging enough to warrant continued study and product development efforts.  HPS intends to continue research and testing on several other compounds it has developed for application to applied to consumer products. For the years ended December 31, 2006 and 2005, research and development expense totaled $102,000 and $164,000, respectively.  The Company expects increased expenditures for research and development in 2007, and will look to find development partners for compounds that appear promising.  Since its inception through December 31, 2006, the Company has incurred $5,705,000 in direct research and development related expenses.

Markets and Competition

The Competitive Environment.  The Company’s current products contain what the Company believes are unique components: androstadienone and estratetraenol, synthesized mood-enhancing human pheromone compounds.  With these components HPS is able to differentiate its products, and its licensee’s products, from traditional consumer products.  Other than its customers and licensees, the Company believes that no other companies in or outside the United States have the right to produce or distribute products that contain these compounds.  However, even with this proprietary technology, the Company and its current customers and licensees are competing against numerous companies including Estee Lauder, Chanel, Proctor and Gamble, Unilever, L’Oreal, and offerings from retailers such as Victoria’s Secret Beauty and Bath and Body Works.

While HPS’s current products are fragrances and toiletries, the Company feels strongly that fine fragrances and related toiletries are only “proof of concept” products.  The Company’s patented technology has applications far beyond traditional fragrances and bath and body products.  HPS hopes to position its technology as a desired “value added” ingredient for any consumer product.  Synthesized human pheromones provide the first patented technology of a component that could have broad application and usage in cosmetic, treatment, cleansing, over-the-counter health supplements and home and vehicle environmental products.  The Company does not feel that it has the resources to successfully exploit the potential markets for such applications and continues to actively seek licensing and supply relationships with consumer product manufacturers.

Marketing Strategy.    The Company’s strategy has shifted from the initial need to educate the consumers and the trade about the Company’s unique compounds to its current focus on expanding the market for its existing patented pheromones to other consumer product and fragrance companies.  In addition the Company continues to market its internally developed brand of pheromone-based products under the Natural Attraction brand.    The Company will seek to add to this group of products with new, patented compounds that may be developed through the research efforts that the Company is now directly managing.

Historic Distribution and Promotional Activities through April 14, 2003.

During 1993, the Company developed two fragrances, REALM Women and REALM Men.  Initial promotion and distribution was in the form of a one half-hour infomercial, broadcast-tested in August 1994 and rolled-out nationally in the last four months of the year.  The infomercial continued to be broadcast through mid-1995 while the Company commenced selling its products in the U.S. retail department stores on a limited basis in late 1994 and on an expanded basis during the next several years.

Through 1998 HPS was primarily involved in one class of trade -- better U.S. department stores.  REALM fragrances and toiletries were available in more than 1,300 stores in the 48 contiguous states.  The Company also entered into into distribution agreements for the sale of REALM fragrances and toiletries in selected Middle East markets, including Saudi Arabia and the Gulf States, selected Duty Free markets in the Caribbean, South America and on the Mexican and Canadian borders, Switzerland, Spain/Portugal and China.

During 1999, the Company reduced its presence in U.S. retailers whose business was not profitable since it believed that it was difficult for a company with a limited portfolio to profitably compete in the U.S. department store fragrance business.

On April 24, 2000, HPS signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. (“Niche”), and on April 14, 2003 the Company sold to Niche the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines.  Assets consisting of REALM and innerREALM product lines, resulting in a net gain of $1,170,000.

Current Distribution and Promotional Activities

The Company’s strategic focus is now on expanding the market for its existing patented mood-enhancing  pheromones to other consumer product companies and to the expansion of its internally developed brand of products under the Natural Attraction label.  The Company is also engaged in a program to add distributors outside the United States for its Natural Attraction Brand, to sell its Initial Compounds for use in consumer products marketed by other companies and to increase its private label manufacturing services for licensees who want a completed product delivered to them for further sale to the consumer.

The Company will seek to add to  these Initial Compounds be the development of additional compounds that have been identified as having mood altering or enhancing properties in laboratory and consumer studies.  Two such compounds are being aggressively tested at the present time and there are several other compounds waiting to undergo similar development efforts.  Basic research on these compounds is not required.  That has been done over the past eight years.  Scientists working on behalf of the Company are now focused on the less-costly scale-up and testing of these additional compounds.

Technology Licensing and Supply Agreements

One of the strategic objectives of the Company is to expand the use of its patented human pheromone technology by working closely with consumer products companies who are leaders in their particular markets.  In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones. Revenues commenced in 1999 and have continued through 2006.  Total revenues from this agreement and others aggregated $1,851,950 in 2006 and $1,090,330 in 2005, respectively.  HPS is also in supply and / or licensing discussions with other companies in several consumer products fields and markets.

In August 2006, the Company signed an Agreement with Personal Products Company, a division of McNeil-PPC., Inc. (“PPC”) a Johnson & Johnson company. Under the terms of the Agreement, HPS granted PPC a license to certain HPS patents in exchange for an initial cash payment of $1,750,000 and future royalties on sales.  License revenue from this agreement was $182,800, with the balance of the initial payment reflected as current deferred revenue of $846,000 and non-current deferred revenue of $721,000.

At any given time the Company is in discussions with other companies as to potential Licensing & Supply Agreements.

During 2006, three customers comprised 62%, 15% and 12% of the Company’s net sales. Accounts receivable from these customers at December 31, 2006 account for 74%, 0% and 0%, respectively, of the net receivables.  During 2005, three customers comprised 56%, 20% and 10% of the Company’s net revenues, and accounts receivable from these customers at December 31, 2005 accounted for 0%, 0% and 3%, respectively.

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

Regulation

Unless the FDA extends its regulatory authority, regulation by governmental authorities in the United States and other countries is not expected to be a significant consideration in the sale of the Company’s products and in its ongoing research and development activities.  Under current regulations, the market introduction of the majority of non-medicated cosmetics products does not require prior formal registration or approval by the FDA, although this could change in the future.  The cosmetic industry has established self-regulating procedures and most companies perform their own toxicity and consumer tests.  Voluntary filings related to manufacturing facilities are made with the FDA. The Cosmetics Division of the FDA, however, does monitor closely problems of safety, adulteration and labeling.  In addition, if the FDA should determine that claims made by the Company for its fragrances involve the cure, mitigation or treatment of disease, the FDA could take regulatory action against the Company and its products.

In addition, the United States Federal Trade Commission (“FTC”) monitors product claims made in television and radio commercials and print advertising to ensure that any claim can be substantiated.  If the FTC believes that any advertising claim made by the Company with regard to the effect or benefit of its products is not substantiated by adequate data or research and the Company cannot support such claim, the FTC could also take regulatory action against the Company and its products.

Employees

At March 1, 2007, the Company had two full-time employees and one part-time employee.  In addition, the Company, as needed, retains consultants to provide advice in the areas of research, sales and marketing, advertising, product safety testing, regulatory compliance, MIS and product development.  None of the Company’s employees is represented by a labor union.  The Company considers its relations with its employees and consultants to be good.

Manufacturing

The Company and its licensees are dependent on third parties to manufacture its products.  The Company has selected several essential oil companies that provide fragrance products to the industry to supply such compounds to HPS and its licensees in accordance with proprietary formulas developed for the Company and generic formulas developed by the essential oil companies.  The Company has agreements in place with the supplier for its products and has been furnished with commercial quantities of the Company’s and its licensees’ products for sale to consumers.  While the Company is responsible for providing the patented compounds, final bottling and packaging of the products and ancillary product lines are performed by independent manufacturers.  These manufacturers selected by HPS and its licensees have extensive experience in blending, filling and packaging consumer products products, and have the capacity to satisfy the Company’s and its licensees’ manufacturing needs, at least for the foreseeable future.  The Company believes that such manufacturing services are widely available to the consumer products industry at competitive prices and has identified additional contract manufacturing companies.

The Company has qualified two manufacturers for the production of the synthesized human pheromones.    Since 2002, the Company has utilized only one of these manufacturers to furnish all of the Company’s human pheromone requirements.  The Company does not believe that it would be economically feasible to establish its own manufacturing facilities since synthesized human pheromones are available from laboratories that now have experience in the preparation of these compounds.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.  Our Internet website address is "www.erox.com". The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website. Our filings are also available online at the Securities and Exchange Commission (SEC) website on the Internet. The address of that site is www.sec.gov.  The materials are also available at the SEC’s Public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

Risk Factors

Our business is subject to various risks, including those described below.  You should carefully consider the following risk factors and all other information contained in this Form 10-KSB.    If any of the following events or outcomes actually occurs, our business, operating results, and financial condition would likely suffer.

The Company has not had sustained profitable operations since 1997 and may need additional funding to continue operations.  Since 1997, the Company has incurred losses from operations.  In May 2000, the Company refocused its business model based on product licensing agreements.  While the Company anticipated that this change in its business will result in profitable operations, it has not to date, and the Company’s license based business model may not be successful in the future.  Although the Company’s current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing, the Company is continuing to seek additional financing opportunities .  The Company may not be able to obtain such additional funding on commercially reasonable terms if such funding is required

The Company’s marketing strategy may not be successful. The Company may not be able to establish and maintain the necessary sales and distribution channels, even if funding is obtained.  Consumer product companies may choose not to license or private label the Company’s products.

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

Item 2.

Description of Property

The Company presently occupies a 2,609 square feet of space for its headquarters offices in San Jose, California, pursuant to a lease extension signed on March 5, 2004 that expires March 31, 2007.  The minimum annual rental is $51,204, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area.  The Company has converted to a month-to-month lease for these offices. Commencing in February 2001, the Company leases storage space in the local area on a month-to-month basis for approximately $0.75 per square foot.

The Company also occupies a 1,700 square feet of laboratory space for its research & development operations located in Salt Lake City, Utah, pursuant to a lease signed on September 1, 2006 that expires September 1, 2008.  The minimum annual rental is $50,000 with no annual rent increase.  Our existing facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current and anticipated needs.

During the year ended December 31, 2006, the Company incurred $78,000 in net rent expense and related charges for these facilities.

Item 3.

Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol EROX.OB.  As of March 1, 2007, there were approximately 700 holders of record of the Company’s Common Stock.  Set forth below is the high and low bid information for the Company’s Common Stock on the OTC Bulletin Board as reported during each of the four calendar quarters of 2006 and 2005.

	HIGH	LOW
2006
First quarter	$0.32	$0.15
Second quarter	$0.35	$0.17
Third quarter	$0.95	$0.33
Fourth quarter	$1.01	$0.69

2005
First quarter	$0.90	$0.45
Second quarter	$0.85	$0.52
Third quarter	$0.62	$0.40
Fourth quarter	$0.51	$0.20

These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual sales.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not plan to pay any cash dividends in the foreseeable future.

Item 6.

Management’s Discussion and Analysis of Operations

The Company’s strategic focus is now on expanding the use of its existing patented human pheromones to other consumer product companies on a worldwide basis, the development of its internally developed Natural Attraction and other proprietary lines of mood enhancing based products.  In addition, the Company would like to add to this group of products new patented compounds that are being developed through the research efforts that the Company is now directly managing.

Year ended December 31, 2006 compared with the year ended December 31, 2005

Net sales and revenues for the year ended December 31, 2006 were $1,227,000 compared to $414,000 for the prior year, an increase of $813,000, or 196%.  Increased revenues for 2006 were the result of two significant occurrences in 2006. Our primary customer purchases increased by more than 300% over their 2005 purchases.  This customer launched products containing our patented compounds into new international markets in 2006, which accounted for a major portion of the growth.  Revenues from this customer have historically been erratic and the Company is not always aware of the customer’s manufacturing and marketing plans; as such these fluctuations may continue to occur.  The Company signed a license agreement with Personal Products Company (PPC), a division of McNeil-PPC, Inc. (a Johnson & Johnson company) in August 2006 and $183,000 of revenue from this agreement was recorded during the current year. Domestically, Natural Attraction sales were consistent with the prior year.  Revenues from international customers of Natural Attraction and private label products increased 114% in 2006.  The Company is continuing to seek new licensees and expand discussions with potential licensees in consumer product markets.

Gross margin in 2006 was 77% of sales as compared with 79% in the prior year.  The slight decrease is primarily attributable to different revenue mix.

Research and development costs decreased by $62,000 in 2006 to $102,000 from the $164,000 incurred in the prior year.  A portion of the decrease was the result of the PPC license where development costs ($52,000 in 2006) were absorbed under the PPPC license.  The Company is continuing to fund the development of new compounds in a timely manner based on the availability of the required resources.

Selling, general and administrative expenses decreased $144,000 to $969,000 for the year ending December 31, 2006 from $1,113,000 for year ending December 31, 2005.  Sales, marketing and distribution expenses decreased $97,000, while other administrative expenses decreased by $47,000.  The decrease in sales and marketing expenses was due to curtailing spending on the Natural Attraction line in order to focus the company resources on licensing opportunities and development of new compounds.  Administrative costs decreases from reduced investor relations program costs, payroll  related cost and insurance expense were offset by increased stock option expense recognition.

Total other income increased by $10,000 to $27,000 for the year ending December 31, 2006 from $17,000 in 2005.  Net interest income for 2006 was $27,000 and in 2005 the net interest income was $17,000. The increase in net interest income was due to the cash payment received upon signing of the PPC license and the increase of interest rates in 2006 compared to 2005.

In 2006 the Company has recorded a $7,000 a tax provision for state minimum taxes and for states where the utilization of net losses carried forward are not available.

As of December 31, 2006 the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward, was approximately $6,542,000.  However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine whether its realization was more likely than not.

Liquidity and Capital Resources

At December 31, 2006, the Company had cash and cash-equivalents of $1,941,000, working capital of $1,083,000, and no bank borrowings outstanding. These balances at December 31, 2005 were $452,000 and $411,000, respectively with no bank borrowings outstanding.  Net cash provided by operating activities was $1,489,000 for the year ended 2006 as compared with net cash used by operating activities of $748,000 for the year ended December 31, 2005. The cash provided from operations for 2006 increased by $2,237,000 and is primarily attributed to the PPC license agreement which provided a $1,750,000 cash receipt and increased gross profit for the year.

Assuming the Company’s activities proceed substantially as planned, the Company’s current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing.  The Company is continuing to seek additional financing opportunities.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.  The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No 140" ("SFAS 156") The provisions of SFAS 156 are effective for fiscal years beginning after September 15,2006, This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. Management does not believe the adoption of SFAS 156 will have a material impact on the Company's financial position or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006.  Management does not believe the adoption of FIN 48 will have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008.  Management does not believe the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans”.  SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has no plans that fall under this guidance and as a result does not expect this Standard will have a material impact on the Company’s financial position, results of operations, or cash flows

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We are currently evaluating the impact of the adoption of SFAS 159.

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

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements, No. 104 Revenue Recognition and EITF 00-21 Revenue Arrangements with Multiple Deliverables.  The majority of the Company’s sales are to distributors and licensees, and these distributors and licensees have no right to return products.

In addition to the aforementioned general policy, we enter into transactions that represent multiple-element arrangements, which may include post signing training and technical support to our licensee’s as needed to assist them in the use of our products and integration into their product development.  Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

● The delivered items or service has value to the customer on a stand alone basis.

● There is objective and reliable evidence of the fair value of the undelivered items or service.

● If the delivery or performance of the undelivered items or service is considered probably and substantially in our control.

If these criteria are not met, then license revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is an objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value. A portion of the initial payment received as part of a license agreement is being recognized as milestones are achieved towards fulfillment of the license agreement terms, based on interpretative guidance provided by EITF 00-21.

Off-Balance-Sheet Arrangements

As of December 31, 2006, the Company did not have any off-balance-sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B.

Item 7.

Financial Statements

See the Financial Statements set forth in Item 13(a), which are incorporated herein by reference.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to timely alerting them to material information relating to the Company required to be disclosed in our Exchange Act filings.

Changes in internal control over financial reporting

During the quarter ended December 31, 2006, there have been no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance of the Registrant

The executive officers of the Company and their ages as of March 1, 2007 are as follows:

Name	Age	Position

William P. Horgan	59	Chairman, Chief Executive Officer and Director
Gregory S. Fredrick	52	Chief Financial Officer

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of our directors, officers and employees.  The Code of Ethics is posted on our website at erox.com under the caption About the Company.

The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above.

The remainder of this item is incorporated by reference to the Company’s definitive Proxy Statement relating to its 2007 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 10.

Executive Compensation

Incorporated by reference to the Proxy Statement.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated by reference to the Proxy Statement.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Proxy Statement.

Item 13.

Exhibits

Financial Statements.  The following are filed as a part of this report:

Page

Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered

    Public Accounting Firm

   16

Balance Sheets – December 31, 2006 and 2005

   17

Statements of Operations – Years ended December 31, 2006 and 2005

   18

Statements of Shareholders’ Equity –Years ended December 31, 2006 and 2005

   19

Statements of Cash Flows – Years ended December 31, 2006 and 2005

   20

Notes to Financial Statements

   21

Exhibits.  The following exhibits are filed as part of this report.

EXHIBIT

NUMBER

EXHIBIT TITLE

     3.1

Copy of the Registrant’s Articles of Incorporation (1)

     3.2

Copy of Registrant’s By-laws (1)

   10.1

Registrant’s Stock Plan * (1)

   10.2

Technology Transfer Agreement between Registrant and Pherin dated August 23, 1991 (1)

 10.3

Supply Agreement with Avon Products, Inc.(2)

 10.4

Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated

                                  March 5, 2001 for the Registrant’s California offices (3).

 10.5

Amendment to License and Purchase Agreement with Niche Marketing, Inc. dated

     March 8, 2002. (4)

  10.6

2003 Nonemployee Directors Stock Option Plan of Human Pheromone Sciences, Inc(5)

  10.7

Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated

                                  March 5, 2004 for the Registrant’s California offices (6).

  10.8

Research Agreement with University of Utah effective July 15, 2004 (7).

  10.9

Form of Nonstatutory Stock Option Agreement (8).

10.10

License Agreement with Personal Products Company (PPC), a division of McNeil-PPC, Inc.(9)

23.1

Consent of Independent Certified Public Accountants Singer Lewak Greenbaum & Goldstein LLP

31.1

Certification of Chief Executive Officer pursuant to Rules 13a – 15(e)

31.2

Certification of Chief Financial Officer pursuant to Rules 13a – 15(e)

32.

Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. 1350

(1)   Filed as an exhibit with corresponding exhibit no. to Registrant’s Registration Statement on Form SB-2 (Registration No. 33-52340) and incorporated herein by reference.

(2)    Filed as an exhibit with corresponding exhibit no. to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(3)    Filed as an exhibit with corresponding exhibit no. To Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(4)     Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on Form 10-QSB for the three month ended March 31, 2002.

(5)   Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on From 10-QSB for the three month ended June 30, 2003.

(6)   Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on From 10-QSB for the three month ended March 31, 2004.

(7)   Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on From 10-QSB for the six months ended June 30, 2004.

Item 13.

Exhibits (continued)

(8)   Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on From 10-QSB for the six months ended June 30, 2006.

(9)   Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on From 10-QSB for the nine months ended September 30, 2006. Certain portions of this exhibit have been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

  *     Management contract or compensatory plan

Item 14.

Principal Accountant Fees and Services

Incorporated by reference to the Proxy Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Human Pheromone Sciences, Inc. Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 27, 2007.

HUMAN PHEROMONE SCIENCES, INC.

By: /s/ William P. Horgan

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

SIGNATURE

CAPACITY

DATE

/s/ William P. Horgan

Chief Executive Officer

March 27, 2007

William P. Horgan

and Chairman

(Principal Executive Officer)

/s/ Gregory S. Fredrick

Chief Financial Officer

March 27, 2007

Gregory S. Fredrick

(Principal Financial and

Accounting Officer)

/s/ Bernard I. Grosser

Director

March 27, 2007

Bernard I. Grosser, MD

/s/ Helen C. Leong

Director

March 27, 2007

Helen C. Leong

/s/ Robert Marx

Director

March 27, 2007

Robert Marx

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Human Pheromone Sciences, Inc.

San Jose, California

We have audited the balance sheets of Human Pheromone Sciences, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 27, 2007

Human Pheromone Sciences, Inc.

Balance Sheets

	December 31,	December 31,
(in thousands except share data)	2006	2005
Assets

Current assets:
Cash and cash equivalents	$1,941	$452
Accounts receivable	39	11
Inventory, net	75	70
Other current assets	18	18
Total current assets	2,073	551

Property and equipment, net	2	8

Total assets	$2,075	$559

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$30	$21
Deferred revenue	846	-
Accrued professional fees	69	63
Accrued employee benefits	32	27
Accrued sales returns	-	15
Accrued income taxes	7	2
Other accrued expenses	6	12
Total current liabilities	990	140

Non-current liabilities
Deferred revenue	721	-
Total liabilities	1,711	140

Commitments and Contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	20,865	20,809
Accumulated deficit	(20,501)	(20,390)
Total shareholders' equity	364	419
Total liabilities and shareholders’ equity	$2,075	$559

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

	Years ended December 31,
(in thousands except per share data)	2006	2005

Net revenue	$1,227	$414
Cost of goods sold	287	88

Gross profit	940	326

Operating expenses:
Research and development	102	164
Selling, general and administrative	969	1,113

Total operating expenses	1,071	1,277

Loss from operations	(131)	(951)

Other income
Interest income (net)	27	17
Total other income	27	17

Net loss before provision for income taxes	(104)	(934)

Provision for income taxes	7	-

Net loss	$(111)	$(934)

Net loss per common share - basic and fully diluted	$(0.03)	$(0.22)

Weighted average common shares outstanding – basic and fully diluted	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Shareholders’ Equity

(in thousands)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balances, at December 31, 2004	4,152	$ 20,809	$ (19,456)	$ 1,353
Net loss	–	–	(934)	(934)
Balances, at December 31, 2005	4,152	20,809	(20,390)	419
Net loss	–	–	(111)	(111)
Stock option compensation	–	56	–	56
Balances, at December 31, 2006	4,152	$ 20,865	$ (20,501)	$ 364

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

	Years ended December 31,
(in thousands)	2006	2005

Cash flows from operating activities:
Net loss	$(111)	$(934)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	6	9
Stock option compensation	56	-
Changes in operating assets and liabilities:
Accounts receivable	(28)	248
Inventories, net	(5)	(7)
Other current assets	-	(9)
Accounts payable and accruals	4	(55)
Deferred revenue	1,567	(55)

Net cash provided by (used in) operating activities	1,489	(748)

Cash flows used in investing activities:
Purchase of property and equipment	-	(1)
Net cash used in investing activities	-	(1)

Cash flows used in financing activities
Net cash used in financing activities	-	-

Net increase (decrease) in cash and cash equivalents	1,489	(749)
Cash and cash equivalents at beginning of the year	452	1,201
Cash and cash equivalents at end of the year	$1,941	$452

(in dollars)

Cash disbursement for income taxes	$2,000	$-

Cash disbursement for interest	$3,000	$2,000

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Operations and Basis of Presentation

Human Pheromone Sciences, Inc. (the “Company”) was incorporated in the State of California in 1989 under the name of EROX Corporation.  The Company changed its name to Human Pheromone Sciences, Inc. in May 1998.  The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones and other mood enhancing compounds.  The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries.  In April 2000, the Company licensed the sale of its REALM fragrance products through department and specialty stores across the United States and selected international markets to Niche Marketing, Inc.  On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines.  Assets consisting of the REALM and innerREALM trademarks, inventory and product licenses were sold.   Licensing of the Company’s technology is currently the core business of the Company.  The Company’s patented compounds are sold to licensed customers and included as components in their  products.  The Company also offers private label manufacturing services for third party consumer product licensees.

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

Concentration of Credit Risk

Since the Company has refocused its business based on a licensing model, its concentration of credit risk consists principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions.  As of December 31, 2006 and 2005, the Company had deposits at one financial institution which aggregated $1,925,000 and $441,000, respectively.  Such funds are insured by the Federal Deposit Insurance Corporation up to $100,000.  Concentration of credit risk with respect to accounts receivable has increased because the Company’s customer base consists of several large customers in the United States and distributors in several international markets.  On-going credit evaluations of customers’ financial condition are performed and, generally, no collateral is required.  However, until the credit worthiness of these international customers is acceptable to the Company, the customer generally pays in advance of shipment.  The Company maintains an allowance for potential losses based upon management analysis of possible uncollectible accounts.

Customer Concentration

During 2006, three customers comprised 62%, 15% and 12% of the Company’s net sales. Accounts receivable from these customers at December 31, 2006 account for 74%, 0% and 0%, respectively, of the net receivables.  During 2005, three customers comprised 56%, 20% and 10% of the Company’s net revenues, and accounts receivable from these customers at December 31, 2005 accounted for 0%, 0% and 3%, respectively.

Supplier Concentration

The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products.  Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply could have a material adverse effect on the Company.  During the year two suppliers comprised 99% of the cost of goods sold.  During 2005 three suppliers comprised 88% of the cost of goods sold.

Human Pheromone Sciences. Inc.

Notes to Financial Statements

December 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements, No. 104 Revenue Recognition and EITF 00-21 Revenue Arrangements with Multiple Deliverables.  The majority of the Company’s sales are to distributors and licensees, and these distributors and licensees have no right to return products.

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

If these criteria are not met, then license revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is an objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value.  A portion of the initial payment received as part of a license agreement is being recognized as milestones are achieved towards fulfillment of the license agreement terms, based on interpretative guidance provided by EITF 00-21.  License revenue recognized in 2006 from this agreement was $182,800, with milestone achievements accounting for $127,000 of the total revenue recognized.  The balance of the initial payment reflected is recorded as current deferred revenue of $846,000 and non-current deferred revenue of $721,000.

Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs were $4,000 and $17,000 in 2006 and 2005, respectively.

Research and Development

Research and development costs are charged to expense when incurred.  Research and development costs were $102,000 and $164,000 in 2006 and 2005, respectively.

Fair Value of Financial Instruments

The Company believes that the book value of financial instruments, including cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses, approximate their fair value.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes under SFAS No. 109 Accounting for Income Taxes.  In accordance with SFAS No. 109, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.   The Company provides a valuation allowance against net deferred tax assets unless, based upon available evidence, it is more likely than not that the deferred tax asset will be realized.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2006 or December 31, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income tax footnote.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.  The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No 140" ("SFAS 156") The provisions of SFAS 156 are effective for fiscal years beginning after September 15,2006, This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. Management does not believe the adoption of SFAS 156 will have a material impact on the Company's financial position or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006.  Management does not believe the adoption of FIN 48 will have a material impact on the Company's financial position or results of operations.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans”.  SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has no plans that fall under this guidance and as a result does not expect this Standard will have a material impact on the Company’s financial position, results of operations, or cash flows

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We are currently evaluating the impact of the adoption of SFAS 159.

Net Income (Loss) Per Common Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the year ended December 31, 2006, options to purchase 630,000 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Sales Returns Allowances

The Company records accounts receivable upon the shipment of goods and records an offsetting estimate for future sales returns or other allowances that the Company anticipates.  The Company estimates the required reserves based on historical sales activity, contractual obligations with the customers, current sell-through of inventory at the customer locations, customer credit worthiness and general economic and consumer trends.  Significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. Therefore, our estimates could differ materially from actual results.  Based on the Company’s analysis, we believe that no allowance was required at December 31, 2006 and 2005.  Therefore, no allowance has been recorded. At December 31, 2006 the Company has an allowance for uncollectible accounts of $0 as it believes that the accounts receivable balance is fully collectable.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

The Company’s property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is provided on a straight-line basis over three years for all categories.

2.

INVENTORIES

A summary of inventories follows (in thousands):

	December 31,
	2006	2005
Components (raw materials)	$83	$56
Finished goods	30	39
Reserve for shrinkage and obsolescence	(38)	(25)
	$75	$70

3.

 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Computer hardware	$55	$62
Computer software	52	52
Furniture and other office equipment	18	26
	125	140
Accumulated depreciation	(123)	(132)
	$2	$8

Depreciation expense for the years ended December 31, 2006 and 2005 were $6,000 and $9,000, respectively.

4.

BANK BORROWING

The Company did not have any credit facility opened during the year.

5.

COMMITMENTS AND CONTINGENCIES

The Company presently occupies a 2,609 square feet of space for its headquarters offices in San Jose, California, pursuant to a lease extension signed on March 5, 2004 that expires March 31, 2007.  The minimum annual rental is $51,204, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area.  The company has converted to a month-to-month lease for these offices after the expiration date on March 31, 2007.  Future minimum lease payments under this lease as of December 31, 2006 are as follows:

Year Ending December 31,	MinimumLease
Payment
2007	$12,800

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2006

5.

COMMITMENTS AND CONTINGENCIES (continued)

The Company presently occupies a 1,700 square feet of laboratory space for its research & development operations located in Salt Lake City, Utah, pursuant to a lease signed on September 1, 2006 that expires September 1, 2008.  The minimum annual rental is $50,000 with no annual rent increase.  Future minimum lease payments under this non-cancelable lease as of December 31, 2006 are as follows:

Year Ending December 31,	Minimum Lease Payment

2007	$50,000
2008	33,000
Total	$83,000

Since February 2001, the Company has leased storage space in the local area on a month-to-month basis for approximately $0.75 per square foot.

 Total rent expense was $65,000 and $60,000 for the years ended December 31, 2006 and 2005, respectively.

6.

SHAREHOLDERS’ EQUITY

Stock Option Plan

In 1990, the Company adopted a stock option plan (the “Plan”), which is administered by the Compensation and Stock Option Committee of the Board of Directors.  This Plan expired on August 29, 2000 and a new plan has not been established.  The maximum number of shares that were issuable under the Plan was 708,333.  All of the outstanding options under this plan have expired as of December 31, 2006.  The Board of Directors had set terms and conditions of stock options.  Options were granted at the fair value at the date of the grant as determined by the Board of Directors.

A summary of the option activity under the Plan is as follows (in thousands except per share data):

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, January 1, 2004	249	$1.01
Forfeited or Expired	(61)	$0.95
Outstanding, December 31, 2005	188	$1.03
Forfeited or Expired	(188)	$1.03
Outstanding, December 31, 2006	-	$0.00

At December 31, 2006, no shares of the Company’s common stock were reserved for future grants since the Plan has expired, and all options were expired as of December 31, 2006.

In June 2006, the Company’s Board of Directors granted Nonstatutory Stock Option Agreements to the Company’s employees covering a total of 330,000 shares of common stock. The Board of Directors had set terms and conditions of these stock options.  Options were granted at the fair value at the date of the grant as determined by the average closing price of the day prior to the grant date and the day of the grant.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2006

6.

SHAREHOLDERS’ EQUITY (continued)

A summary of the option activity for the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, January 1, 2005	-	$-
Granted	-	$-
Outstanding, December 31, 2005	-	$-
Granted	330	$0.32
Outstanding, December 31, 2006	330	$0.32

At December 31, 2006 options to purchase 96,250 shares were exercisable, 233,750 stock options had not vested and all of the options had a weighted average exercise price of $0.32 under the Nonstatutory Stock Option Agreements.

In June 1993, the Company’s Board of Directors adopted a Non-Employee Directors’ Stock Option Plan (Directors’ Plan) covering a total of 158,333 shares of common stock, which provides for a one-time automatic grant of options to purchase 8,333 shares of common stock and annual grants thereafter of options to purchase 3,333 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant.  This plan has expired.

A summary of the options activity under the 2003 Non-Employee Directors Stock Option Plan is as follows (in thousands except per share data):

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, January 1, 2005	80	$5.16
Forfeited or Expired	(10)	$6.60
Outstanding, December 31, 2005	70	$4.95
Forfeited or Expired	(10)	$23.64
Outstanding, December 31, 2006	60	$1.83

At December 31, 2006, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and all options to purchase 60,000 shares were exercisable, at a weighted average exercise price of $1.83.

On June 25, 2003 the Board of Directors adopted the 2003 Non-Employee Directors Stock Option Plan (the “2003  Plan”) of Human Pheromone Sciences, Inc.  A maximum of 300,000 shares of commons stock may be issued on exercise of the Options granted pursuant to the 2003 Plan.  The 2003 Plan will expire on June 24, 2010.  This plan replaces the Directors’ Plan which expired June 13, 2003.  The 2003 Plan provides for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2006

6.

SHAREHOLDERS’ EQUITY (continued)

A summary of the stock option activity under the Director’s Plans is as follows (in thousands except per share data):

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding, January 1, 2005	120	$0.37
Granted	60	$0.40
Canceled or Expired	-	$-
Outstanding, December 31, 2005	180	$0.38
Granted	60	$0.32
Canceled or Expired	-	$-
Outstanding, December 31, 2006	240	$0.36

At December 31, 2006, a total of 60,000 shares of the Company’s common stock were reserved for future grants under the 2003 Plan.  The Company’s 2003 Plan had, at December 31, 2006, 215,000 exercisable options outstanding at a price of $0.32 a share and 25,000 stock options that had not yet vested, at a price of 0.32 a share.  During 2006, 40,000 options vested at a per share price of $0.40 and 35,000 shares vested at a per share price of $0.32.

The following table summarizes information about stock options outstanding at December 31, 2006 (in thousands except per share data) under both of the Company’s plans

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED			AT A
		AVERAGE	WEIGHTED		WEIGHTED
RANGE OF	NUMBER	REMAINING	AVERAGE	NUMBER	AVERAGE
EXERCISE	OUTSTANDING	CONTRACTUAL	EXERCISE	EXERCISABLE	EXERCISE
PRICES	AT 12/31/06	LIFE (YEARS)	PRICE	AT 12/31/06	PRICE OF
$0.09 to $1.00	590	5.3	$0.33	331	$0.35
$1.01 to $2.00	20	3	$1.49	20	$1.49
$2.01 to $5.00	10	1.5	$2.02	10	$2.02
$5.01 to $5.34	10	0.5	$5.34	10	$5.34
$0.09 to $5.34	630	4.1	$0.48	371	$0.59

The weighted average fair value of options granted during 2006 and 2005 was $0.32 and $0.40, respectively.  The Company recognized $56,000 of stock option compensation expense in 2006 and has $120,000 of unrecognized stock option compensation expense.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2006

6.

SHAREHOLDERS’ EQUITY (continued)

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2006 and December 31, 2005 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income tax footnote.

Stock Option Grants	2006 Option Grants	2005 Option Grants
Weighted average interest rates	5.10%	4.00%
Dividend yield	0.00%	0.00%
Volatility factor of the Company’s common stock	180.00%	149.00%
Forfeiture factor – Nonstatutory Stock Option Agreements	5 .0%	-
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	7 years	5 years

The aggregate intrinsic value of the stock options issued as of December 31, 2006 was $333,800.  Aggregate intrinsic value is the market price at December 31, 2006, $0.90, less the exercise price of the outstanding options.

Prior to 2006 the Company applied APB 25 and related Interpretations in accounting for its employee stock options.  Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS No. 123R, the Company’s 2005 net loss per share would have been increased as shown by the proforma amount indicated in the following table (in thousands except per share data):

	Years ended December 31,
Net income (loss):	2006	2005
As reported	$(111)	$(934)
Deduct total stock based employee compensation
expense determined under fair value method for
all awards, net of tax	-	(22)
Pro forma	$(111)	$(956)

Basic and diluted loss per share:
As reported	$(0.03)	$(0.22)
Pro forma	$(0.03)	$(0.22)

The weighted-average fair value of options granted during the years ended December 31, 2006 and 2005 for which the exercise price was equal to the market price on the grant date was $0.32 and $0.40, respectively, and the weighted-average exercise price was $0.32 and $0.40, respectively.    No stock options were granted during the years ended December 31, 2006 and 2005 for which the exercise price was greater than or less than the market price on the grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which do not have vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2006

7.

INCOME TAXES

In 2006 the Company has recorded a $7,000 tax provision for state minimum taxes and for states where the utilization of net losses carried forward are not available.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows (in thousands):

	Years ended December 31,
	2006	2005
Federal tax (tax benefit) at the federal statutory rate	$(36)	$(318)
Other differences	83	95
Permanent differences	1	1
Increase (decrease) in valuation allowance	(48)	222
Income tax benefits	$-	$-

At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $16,445,000.  The Company also had federal and state research and development tax carryforwards of approximately $227,000.  The net operating loss and credit carryforwards will expire between 2007 and 2025.  The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

Temporary differences that give rise to a significant portion of the deferred tax asset (liabilities) are as follows (in thousands):

	December 31,
Deferred tax asset (liabilities):	2006	2005
Net operating loss carryforward	$5,667	$6,813
Research credit carryforward	227	222
Reserves and accruals	751	62
Other, net	(103)	(112)
Valuation allowance for deferred tax assets	(6,542)	(6,985)
Net deferred tax assets	$-	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance decreased by $48,000 in 2006 and increased by $222,000 in 2005.  The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

8.

SEGMENT INFORMATION

Sales by geographic markets for the year ended December 31, 2006 and 2005 were as follows:

	Year ending December 31,
	2006	2005
	(unaudited)	(unaudited)
Net Sales by Markets:
U.S Markets	$801	$310
International Markets	244	104
Net Sales	1,045	414
License revenues (worldwide)	182	-

Total Revenues	$1,227	$414