Form 10QSB
period 2007-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2007-05-15
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(MARK ONE)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

__________________Not applicable___________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,151,954 shares of Common Stock as of May 10, 2007.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

		Page

PART I
FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	3

	Statements of Operations (Unaudited) for the Three Months Ended
	March 31, 2007 and 2006	4

	Statements of Cash Flows (Unaudited) for the Three Months Ended
	March 31, 2007 and 2006	5

	Notes to Financial Statements (Unaudited)	6

	Item 2. Management’s Discussion and Analysis

	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	12

	Item 3. Controls and Procedures	16

PART II
OTHER INFORMATION

	Item 1. Legal Proceedings	17

	Item 6. Exhibits	17

SIGNATURES		18

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	March 31,	December 31,
(in thousands except share data)	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,859	$1,941
Accounts receivable	59	39
Inventories, net	54	75
Other current assets	20	18
Total current assets	1,992	2,073

Property and equipment, net	1	2

Total assets	$1,993	$2,075

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$67	$30
Deferred revenue	736	846
Accrued professional fees	39	69
Accrued employee benefits	32	32
Accrued income taxes	7	7
Other accrued expenses	10	6
Total current liabilities	891	990

Non-current liabilities
Deferred revenue	696	721
Total liabilities	1,587	1,711

Commitments and Contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	20,883	20,865
Accumulated deficit	(20,477)	(20,501)
Total shareholders' equity	406	364
Total liabilities and shareholders’ equity	$1,993	$2,075

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands except per share data)	2007	2006

Net revenue	$334	$266
Cost of goods sold	107	53

Gross profit	227	213

Operating expenses:
Research and development	12	24
Selling, general and administrative	208	260

Total operating expenses	220	284

Income (loss) from operations	7	(71)

Other income (expense):
Interest income, net	18	1
Total other income	18	1

Net income (loss) before provision for income taxes	25	(70)

Provision for income taxes	1	-

Net income (loss)	$24	$(70)

Net income (loss) per common share
Basic	$0 .01	$(0 .02)
Diluted	$0 .01	$(0 .02)

Weighted average common shares outstanding
Basic	4,152	4,152
Diluted	4,782	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2007	2006

Cash flows from operating activities
Net income (loss)	$24	$(70)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	1	2
Stock option compensation	18	5
Changes in operating assets and liabilities:
Accounts receivable	(20)	(123)
Inventories	21	23
Other current assets	(3)	3
Accounts payable and accrued liabilities	12	37
Deferred revenue	(135)	-

Net cash used in operating activities	(82)	(123)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(82)	(123)
Cash and cash equivalents at beginning of period	1,941	452
Cash and cash equivalents at end of period	$1,859	$329

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2007

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements, No. 104 Revenue Recognition and EITF No. 00-21 Revenue Arrangements with Multiple Deliverables.  The majority of the Company’s sales are to distributors and licensees, and these distributors and licensees have no right to return products.

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

If these criteria are not met, then license revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is an objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value. A portion of the initial payment received as part of a license agreement is being recognized as milestones are achieved towards fulfillment of the license agreement terms, based on interpretative guidance provided by EITF No. 00-21.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Components (raw materials)	$60	$83
Finished goods	32	30
Reserve for shrinkage and obsolescence	(38)	(38)
	$54	$75

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended March 31, 2006, options to purchase 437,999 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of March 31, 2007 and 2006, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending March 31,
	2007	2006

Net income (loss) available to common shareholders	$24	$(70)

Weighted-average common shares outstanding during the period	4,152	4,152

Incremental shares from assumed conversions of stock options	630	-

Fully diluted weighted-average common shares and potential commons stock (unaudited)	4,782	4,152

Capital Stock and Stock Options

During the three months ended March 31, 2007, no common stock or preferred stock was issued.  During the quarter ended March 31, 2007, no options to purchase shares of common stock under the 2003 Non-Employee Directors Stock Option Plan or pursuant to the Nonstatutory Stock Option Agreements issued outside of the Company’s equity incentive plans were issued or exercised.  No stock options expired during the three months ended March 31, 2007.

The Company adopted SFAS 123 (R) “Share-Based Payment”, for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise and expiration experience rates in addition to the life of the option.  The Company adjusted the compensation expense by a forfeiture factor based on historical experience.  The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended March 31, 2007 and 2006 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

Stock Option Grants	2007 Option Grants	2006 Option Grants

Weighted average interest rates	no grants to date	5.10%
Dividend yield	0.00%	0.00%
Volatility factor of the Company’s common stock	no grants to date	180.00%
Forfeiture factor – Nonstatutory Stock Option Agreements	-	5.00%
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	no grants to date	7 years
Weighted average expected life

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

A summary of the activity under the Nonstatutory Stock Option Agreement is as follows (in thousands except per share data):

Nonstatutory Stock Options	Three months ending March 31, 2007
	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	330	$0.32
Options Granted	-	-
Canceled or Expired	-	-

Outstanding, March 31, 2007	330	$0.32

A summary of the non-vested options activity under direct Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Non-vested Options	Three months ending March 31, 2007
	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	234	$0.32
Options Granted	-	-
Vested	(41)	$0.32

Outstanding, March 31, 2007	193	$0.32

In June 1993, the Company’s Board of Directors adopted a Non-Employee Directors’ Stock Option Plan (Directors’ Plan) covering a total of 158,333 shares of common stock, which provides for a one-time automatic grant of options to purchase 8,333 shares of common stock and annual grants thereafter of options to purchase 3,333 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant.  This plan has expired, but stock options issued under this plan are still outstanding.

A summary of the activity under the Non-Employee Directors’ Stock Option Plan  is as follows (in thousands except per share data):

Non-Employee Directors’ Plan	Three months ending March 31, 2007
	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	60	$1.83
Options Granted	-	-
Canceled or Expired	-	-

Outstanding, March 31, 2007	60	$1.83

At March 31, 2007, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and all options to purchase 60,000 shares were exercisable, at a weighted average exercise price of $1.83.

On June 25, 2003 the Board of Directors adopted the 2003 Non-Employee Directors’ Stock Option Plan (the “2003  Plan”) of Human Pheromone Sciences, Inc.  A maximum of 300,000 shares of common stock may be issued on exercise of the options granted pursuant to the 2003 Plan.  The 2003 Plan will expire on June 24, 2010.  This plan replaces the Directors’ Plan which expired on June 13, 2003.  The 2003 Plan provides for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.

A summary of the activity under the 2003 Non-Employee Directors’ Plan is as follows (in thousands except per share data):

2003 Non-Employee Directors’ Plan	Three months ending March 31, 2007
	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	240	$0.36
Options Granted	-	-
Canceled or Expired	-	-
Outstanding, March 31, 2007	240	$0.36

At March 31, 2007, 60,000 shares of the Company’s common stock were reserved for future grants under the 2003 Non-Employees Directors’ Plan, and all options to purchase 230,000 shares were exercisable, at a weighted average exercise price of $1.83.

A summary of the non-vested options activity under the 2003 Non-Employee Directors Stock Option Plan  is as follows (in thousands except per share data):

2003 Non-Employee Director’s Plan Non-vested Options	Three months ending March 31, 2007
	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	25	$0.32
Options Granted	-	-
Vested	(15)	$0.32

Outstanding, March 31, 2007	10	$0.32

The Company recorded $13,000 and $5,000 of employee and non-employee compensation expense for  stock options during the three months ended March 31, 2007, respectively.  For the three months ended March 31, 2006, the Company did not have any employee compensation expense and recorded $6,000 for non-employee compensation expense. At March 31, 2007, there was $64,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan and the Nonstatutory Stock Option grants.  This cost is expected to be recognized over the following fourteen months.

INCOME TAXES

A provision for income taxes of $1,000 for the period ended March 31, 2007 was recorded for minimum tax liabilities incurred.  For the period ending 2006, the minimum tax liabilities were recorded as administrative expenses as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows (in thousands):

	Three months ending March 31,
	2007	2006
	(unaudited)	(unaudited)

Federal tax (benefit) at the federal statutory rate	$8	$(24)
Other differences	128	-
Permanent differences	-	-
Increase (decrease) in valuation allowance	(136)	24
Income tax benefits	$-	$-

At March 31, 2007, the Company had federal net operating loss carryforwards of approximately $16,193,000.  The Company also had federal and state research and development tax carryforwards of approximately $227,000.  The net operating loss and credit carryforwards will expire between 2007 and 2021.  The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

	March 31,	December 31,
	2007	2006
	(unaudited)
Deferred tax asset:
Net operating loss carryforward	$5,589	$5,667
Research credit carryforward	227	227
Reserves and accruals	695	751
Other, net	(105)	(103)
Valuation allowance for deferred tax assets	(6,406)	(6,542)
Net deferred tax assets	$-	$-

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance has decreased by $136,000 in the first three months of 2007.  The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

The Company believes that all of its tax positions are sustainable and that no significant adjustment to its unrecognized tax benefits is expected.  The majority of the unrecognized tax benefits relates to positions where only the timing of a deduction is in question. Such liabilities are offset by deferred tax assets and the only effect on the Company's income statement relates to the interest accrued on such liabilities.

The Company files U.S. federal income tax returns and state income tax returns in California, New Jersey, New York, Pennsylvania and Utah. Because of the net operating loss carryforwards available to the Company, Federal tax returns filed for tax years 1991 to 1995, 1997 to 2000, 2002 to 2006 are subject to examination.   Tax returns for California, New Jersey, New York, Pennsylvania for these jurisdictions remain subject to examination by the relevant taxing authorities for tax years ended on or after December 31, 2000.  The initial tax return for Utah will be filed for the year ending December 31, 2006 and will be subject to examination by the relevant taxing authorities.

The Company did not recognize any change to retained earnings upon adoption of FIN No. 48.

2.    SEGMENT INFORMATION

Sales by geographic markets for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three months ending March 31,
	2007	2006
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$154	$145
International markets	45	121
Net product revenue	199	266

License revenue (worldwide)	135	-

Net Revenue	$334	$266

3.    NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB released SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including and amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007.  Management does not believe the adoption of SFAS No. 159 will have a material impact on the Company's financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial conditions and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition and license fees.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Stock Option Policy

The Company adopted SFAS 123 (R) “Share-Based Payment”, for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise rates in addition to the life of the stock option.  The Company adjusts compensation expense by a forfeiture factor based on historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended March 31, 2007 and 2006 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

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

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) EITF No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements, No. 104 Revenue Recognition and EITF No. 00-21 Revenue Arrangements with Multiple Deliverables.  The majority of the Company’s sales are to distributors and licensees, and these distributors and licensees have no right to return products.

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

If these criteria are not met, then license revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is an objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value. A portion of the initial payment received as part of a license agreement is being recognized as milestones are achieved towards fulfillment of the license agreement terms, based on interpretative guidance provided by EITF No. 00-21.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as interest expense and additional income taxes in the statement of income.

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

Results of Operations

Three Months ended March 31, 2007 compared to the Three Months ended March 31, 2006

Net revenue for the quarters ended March 31, 2007 and 2006 were as follows (in thousands):

	Three months ending March 31,
	2007	2006
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$154	$145
International markets	45	121
Net product revenue	199	266

License revenue (worldwide)	135	-

Net Revenues	$334	$266

Total revenues for the first quarter of 2007 were $334,000, representing a 26% increase from the prior year’s revenues of $266,000.  The increase in total revenues was due to the $135,000 license revenues attributed to the Personal Products Company (PPC), a division of McNeil-PPC, Inc. (a Johnson & Johnson company) license agreement signed in August 2006.  Net product revenues of $199,000 for the first three months of 2007 was $67,000 less than last year’s $266,000 for the comparable period.  Domestically, sales were $9,000 greater than the prior year, attributable to increased pheromone reorders from existing licensees.  International sales of $45,000 was $76,000 less than 2006 sales of $121,000 due to reduced reorders from a private label manufacturer.

Gross profit for the quarter ended March 31, 2007 of $227,000 is 7% more than last year’s gross profit of $213,000.  As a percentage of revenues, gross profit of 68% was less than last year’s gross profit of 80%.  Gross margin on product revenues remained at the 2006 gross margin of 80%. The decreased total gross margin was due to the reduced margin incurred on the recently signed PPC license.  To fulfill a portion of the license agreement terms, expenses associated with the PPC work have been included as cost of goods sold to offset the revenue recorded which results in a reduced overall gross margin . The increase in gross profit is attributed to the license revenue in the current quarter.

	2007	2006
	(unaudited)	(unaudited)
Gross Profit by Revenue Type (in thousands)
Net product revenue	$160	$213
License revenue	67	-
Gross Profit	$227	$213

Research and development expenses for the first quarter of 2007 and 2006 were $12,000 and $24,000, respectively.  Research expenditures of $35,000 that were incurred in 2007 to support the PPC license have been charged as cost of goods sold. The total research and development cost incurred for the current quarter, including the amount recorded as license costs, was $47,000 which was $23,000 more than the prior year’s $24,000.  Research and development on several new compounds is on-going.

Selling, general and administrative expenses of $208,000 are $52,000 less than last year’s $260,000.  Selling, marketing and distribution expenses were $15,000 less than the prior year as the Company continues to focus on product licensing which is less capital intensive.    General and administrative and facility costs decreased by $37,000, primarily a result of expenditures to support the PPC license being charged as cost of goods sold.

The Company earned $18,000 and $1,000 in net interest income during the three months ending March 31, 2007 and 2006, respectively.  The increased earnings was due to the Company’s increased cash balances occurring upon receipt of a $1,750,000 payment upon signing the PPC license agreement.

The Company recorded a $1,000 minimum tax provisions in 2007 and 2006, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.  As of March 31, 2007, the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,406,000.  However, a full valuation allowance is provided for the gross deferred  tax asset as management could not determine whether its realization is more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had cash of $1,859,000 with no outstanding bank borrowings and working capital of $1,101,000.  At December 31, 2006, it had cash of $1,941,000 with no outstanding bank borrowings and working capital of $1,083,000.  For the first three months of 2007, net cash used in on-going activities was $82,000 comparable to the prior year’s $123,000 an improvement of $41,000.  Additional cash receipts from increased interest income and an increase in non-cash expenses for stock option compensation  accounted for the majority of the improvement.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 14, 2007

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  May 14, 2007

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)