Form 10QSB
period 2007-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2007-08-14
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(MARK ONE)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23544

HUMAN PHEROMONE SCIENCES, INC.

(Name of small business issuer in its charter)

__________________California_____________________

_________94-3107202_________

(State or other jurisdiction of incorporation or organization)

(I.R.S. employee Identification No.)

___ 84 West Santa Clara Street, San Jose, California_ ___

___________95113____________

(Address of principal executive offices)

   (Zip code)

 Issuer’s telephone number:  (408) 938-3030

Not applicable

 (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No  ☐

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).     Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,151,954 shares of Common Stock as of August 8, 2007.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

Page
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006 . . . . . . . . . . . . . . . .	3

Statements of Operations (Unaudited) for the Three and Six Months Ended
June 30, 2007 and 2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

Statements of Cash Flows (Unaudited) for the Six Months Ended
June 30, 2007 and 2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

Notes to Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Item 2. Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial Conditions and Results of Operations . .	12

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18

PART II
OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	June 30,	December 31,
(in thousands except share data)	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,677	$1,941
Accounts receivable	171	39
Inventories, net	38	75
Other current assets	21	18
Total current assets	1,907	2,073

Property and equipment, net	-	2

Total assets	$1,907	$2,075

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$36	$30
Accrued professional fees	53	69
Accrued employee benefits	30	32
Accrued income taxes	7	7
Other accrued expenses	7	6
Current portion deferred revenue	687	846
Total current liabilities	820	990

Non-current liabilities
Deferred revenue	645	721
Total liabilities	1,465	1,711

Commitments and Contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	20,904	20,865
Accumulated deficit	(20,462)	(20,501)
Total shareholders' equity	442	364
Total liabilities and shareholders’ equity	$1,907	$2,075

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2007	2006	2007	2006

Net revenues	$329	$184	$663	$450
Cost of goods sold	76	58	183	111

Gross profit	253	126	480	339

Operating Expenses:
Research and development	16	35	28	59
Selling, general and administrative	238	247	446	507
Total operating expenses	254	282	474	566

Income (loss) from operations	(1)	(156)	6	(227)

Other income
Interest income, net	16	-	34	1
Total other income	16	-	34	1

Net income (loss) before provision for income taxes	15	(156)	40	-

Provision for income taxes	-	-	1	-

Net income (loss)	$15	$(156)	$39	$(226)

Net income (loss) per common share
Basic	$0.00	$(0.04)	$0.01	$(0.05)
Diluted	$0.00	$(0.04)	$0.01	$(0.05)

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	4,805	4,152	4,794	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2007	2006

Cash flows from operating activities
Net income (loss)	$39	$(226)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2	3
Stock option compensation	39	17
Changes in operating assets and liabilities:
Accounts receivable	(132)	(41)
Inventories, net	37	(4)
Other current assets	(3)	4
Accounts payable and accrued liabilities	(11)	37
Deferred revenue	(235)	10

Net cash used in operating activities	(264)	(200)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(264)	(200)
Cash and cash equivalents at beginning of period	1,941	452
Cash and cash equivalents at end of period	$1,677	$252

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2007

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	June 30, 2007
	(unaudited)	December 31, 2006

Components (raw materials)	$47	$83
Finished goods	29	30
Reserve for shrinkage and obsolescence	(38)	(38)
	$38	$75

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended June 30, 2006, options to purchase 808,000 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of June 30, 2007 and 2006, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2007	2006	2007	2006

Net income (loss) available to common shareholders (unaudited)	$15	$(156)	$39	$(226)

Weighted-average common shares outstanding during the period	4,152	4,152	4,152	4,152

Incremental shares from assumed conversions of stock options	653	-	642	-

Fully diluted weighted-average common shares and potential common stock (unaudited)	4,805	4,152	4,794	4,152

Capital Stock and Stock Options

During the six months ended June 30, 2007 no common stock or preferred stock was issued.  During the quarter ended June 30, 2007, options to purchase 80,000 share of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan.  No issued options were exercised during the six months ended June 30, 2007; and 9,999 stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended June 30, 2007 and 2006 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

Stock Option Grants	2007 Option Grants	2006 Option Grants

Weighted average interest rates	4.7%	5.1%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	246.0%	180.0%
Forfeiture factor – Nonstatutory Stock Option Agreements	-	5.0%
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	7 years	7 years

The Company recorded $13,000 and $9,000 of employee and non-employee compensation expense for stock options during the three months ended June 30, 2007, respectively, and $4,000 and $7,000 of employee and non-employee compensation expense for stock options during the three months ended June 30, 2006, respectively.  The Company recorded $26,000 and $13,000 of employee and non-employee compensation expense for stock options during the six months ended June 30, 2007, respectively, and $4,000 and $13,000 of employee and non-employee compensation expense for stock options during the six months ended June 30, 2006, respectively.  At June 30, 2007, there was $107,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan and the Nonstatutory Stock Option grants.  This cost is expected to be recognized over the following eleven months.

Nonstatutory Stock Option Agreements

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

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending June 30, 2007		Six months ending June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	330	$0.32	330	$0.32
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, June 30, 2007	330	$0.32	330	$0.32

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Non-vested Options	Three months ending June 30, 2007		Six months ending June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	193	$0.32	234	$0.32
Options Granted	-	-	-	-
Vested	(42)	$0.32	(83)	$0.32

Outstanding, June 30, 2007	151	$0.32	151	$0.32

Non-Employee Directors’ Stock Option Plan (Directors’ Plan)

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

A summary of the activity under the Non-Employee Directors’ Stock Option Plan is as follows (in thousands except per share data):

Non-Employee Directors’ Plan	Three months ending June 30, 2007		Six months ending June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	60	$1.83	60	$1.83
Options Granted	-	-	-	-
Canceled or Expired	(10)	$5.34	(10)	$5.34
Outstanding, June 30, 2007	50	$1.13	50	$1.13

At June 30, 2007, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and all options to purchase 50,000 shares were exercisable, at a weighted average exercise price of $1.13.

2003 Non-Employee Directors’ Stock Option Plan

On June 25, 2003 the Board of Directors adopted the 2003 Non-Employee Directors’ Stock Option Plan (the “2003  Plan”) of Human Pheromone Sciences, Inc.  On June 20, 2007, the Board increased to 600,000, from 300,000 previously authorized, shares of common stock the maximum of which may be issued on exercise of the options granted pursuant to the 2003 Plan.  The 2003 Plan will expire on June 24, 2010.  This plan replaces the Directors’ Plan which expired on June 13, 2003.  The 2003 Plan provides for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant. The 2003 Plan also grants to new directors options to purchase 20,000 shares of common stock upon election to the Board.  Mr. Carson Tang was elected to the Board on June 20, 2007 and stock options were issued to Mr. Tang as specified by the 2003 Plan.

A summary of the activity under the 2003 Non-Employee Directors’ Plan is as follows (in thousands except per share data):

2003 Non-Employee Directors’ Plan	Three months ending June 30, 2007		Six months ending June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	240	$0.36	240	$0.36
Options Granted	80	$0.82	80	$0.82
Canceled or Expired	-	-	-	-
Outstanding, June 30, 2007	320	$0.48	320	$0.48

At June 30, 2007, 280,000 shares of the Company’s common stock were reserved for future grants under the 2003 Non-Employees Directors’ Plan, and options to purchase 297,000 shares were exercisable, at a weighted average exercise price of $0.37.

A summary of the non-vested options activity under the 2003 Non-Employee Directors Stock Option Plan  is as follows (in thousands except per share data):

2003 Non-Employee Director’s Plan Non-vested Options	Three months ending June 30, 2007		Six months ending June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	10	$0.32	25	$0.32
Options Granted	80	$0.82	80	$0.82
Vested	(17)	$0.52	(32)	$0.41

Outstanding, June 30, 2007	73	$0.82	73	$0.82

INCOME TAXES

A provision for income taxes for the six month period ended June 30, 2007 was recorded for minimum tax liabilities incurred.  For the period ending 2006, the minimum tax liabilities were recorded as administrative expenses as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:

	Six months ending June 30,
	2007	2006
	(unaudited)	(unaudited)

Federal tax (benefit) at the federal statutory rate	$13	$(77)
Other differences	(146)	-
Permanent differences	-	-
Increase in valuation allowance	133	77
Income tax benefits	$-	$-

At June 30, 2007, the Company had federal net operating loss carryforwards of approximately $16,633,000.  The Company also had federal and state research and development tax carryforwards of approximately $176,000.  The net operating loss and credit carryforwards will expire between 2007 and 2021.  The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Deferred tax asset:
Net operating loss carryforward	$6,040	$5,667
Research credit carryforward	176	227
Reserves and accruals	662	751
Other, net	(203)	(103)
Valuation allowance for deferred tax assets	(6,675)	(6,542)
Net deferred tax assets	$-	$-

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, and FASB Interpretation No. 48-1 “Definition of Settlement in FASB Interpretation No. 48”, on January 1, 2007. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance has increased by $133,000 in first six months of 2007. The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

The Company believes that all of its tax positions are sustainable and that no significant adjustment to its unrecognized tax benefits is expected.  The majority of the unrecognized tax benefits relates to positions where only the timing of a deduction item is in question. Such liabilities are offset by deferred tax assets and the only effect on the Company's statements of operations relates to the interest accrued on such liabilities.

The Company files U.S. federal income tax returns and state income tax returns in California, New Jersey, New York, Pennsylvania and Utah. Because of the net operating loss carryforwards available to the Company, Federal tax returns filed for tax years 1991 to 1995, 1997 to 2000, 2002 to 2006 are subject to examination.   Tax returns for California, New Jersey, New York, Pennsylvania for these jurisdictions remain subject to examination by the relevant taxing authorities for tax years ended on or after December 31, 2001.  The initial tax return for Utah will be filed for the year ending December 31, 2006 and will be subject examination by the relevant taxing authorities.

The Company did not recognize any change to retained earnings upon adoption of FIN No. 48 and FIN No. 48-1.

2.    SEGMENT INFORMATION

Sales by geographic markets for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ending June 30,		Six months ending June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S Markets	$196	$103	$350	$248
International Markets	13	81	58	202
Net product revenue	209	184	408	450

License revenue (worldwide)	120	-	255	-

Net Sales	$329	$184	$663	$450

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended June 30, 2007 and 2006 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

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

Interest and penalties associated with unrecognized tax benefits are classified as interest expense and additional income taxes in the statements of operations.

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

Results of Operations

Three Months ended June 30, 2007 compared to the Three Months ended June 30, 2006

Net revenue for the quarters ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ending June 30,
	2007	2006
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$196	$103
International markets	13	81
Net product revenue	209	184

License revenue (worldwide)	120	-

Net Revenues	$329	$184

Total revenues for the second quarter of 2007 were $329,000, representing a 79% increase from the prior year’s revenues of $184,000.  The increase in total revenues was due to $120,000 in licensing revenues attributed to the Personal Products Company (“PPC”), a division of McNeil-PPC, Inc. (a Johnson & Johnson company) license agreement signed in August 2006.  Net product revenues of $209,000 for the three months ending June 30, 2007 were $25,000 more than last year’s $184,000 for the comparable period.  Domestically, sales were $93,000 greater than the prior year, attributable to initial shipments for a new retail specialty store licensee that is preparing for a fall launch a new product incorporating the Company’s technology.  International sales of $13,000 were $68,000 less than 2006 sales of $81,000 due to reduced reorders from a private label manufacturer.

Gross profit for the quarter ended June 30, 2007 of $253,000 is 100% more than last year’s gross profit of $126,000.  As a percentage of revenues, gross margin of 77% was more than last year’s gross margin of 68%.  Gross margin on product revenues increased in 2007 due to a favorable sales mix of higher margin products.  To fulfill a portion of the license agreement terms, expenses associated with the PPC work have been included as cost of goods sold to offset the revenue recorded which results in a reduced overall gross margin.

	Three months ending June 30,
	2007	2006
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product revenue	$190	$126
License revenue	63	-
Gross Profit	$253	$126

Research and development expenses for the second quarters of 2007 and 2006 were $16,000 and $35,000, respectively.  Research expenditures of $32,000 that were incurred in 2007 to support the PPC license have been charged as cost of goods sold. The total research and development cost incurred for the current quarter, including the amount recorded as license costs, was $48,000 which was $15,000 more than the prior year’s $35,000.  Research and development on several new compounds, other than the two compounds noted in the PPC license, is on-going at a reduced funding level.

Selling, general and administrative expenses of $238,000 are $9,000 less than last year’s $247,000.  Selling, marketing and distribution expenses were $13,000 less than the prior year as the Company continues to focus on product licensing which is less capital intensive.  General and administrative and facility costs increased by $4,000, with increases in audit and tax service fees being somewhat offset by expenditures to support the PPC license being charged as cost of goods sold rather than to general and administrative expenses.

The Company earned $16,000 in net interest income during the three months ending June 30, 2007 with no similar income for the three months ending June 30, 2006.  The increased earnings was due to the Company’s cash increases resulting from the $1,750,000 payment upon signing the PPC license agreement in August 2006.

Six Months ended June 30, 2007 as compared to the Six Months ended June 30, 2006

Net revenues for the six months ended June 30, 2007 and 2006 were as follows:

	Six months ending June 30,
	2007	2006
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$350	$248
International markets	58	202
Net product revenue	408	450

License revenue (worldwide)	255	-

Net Revenues	$663	$450

Net revenues for the six months ended June 30, 2007 were $663,000.  This was a 47% increase from net revenues of $450,000 for the first half of 2006.  The increase in total revenues was due to the $255,000 license revenues attributed to the Personal Products Company (PPC), a division of McNeil-PPC, Inc. (a Johnson & Johnson company) license agreement signed in August 2006.  Net product revenues of $408,000 for the six months ending June 30, 2007 was $42,000 less than last year’s $450,000  for the comparable period.  Domestically, revenues were $102,000 more than the prior year’s $248,000.  A new specialty retailer’s initial order more than exceeded reduced reorders from existing accounts resulting in increased sales in the current year.  Since the Company is not always aware of its customer’s manufacturing and marketing plans, revenue fluctuations will occur.   International revenues were $144,000 less than the prior year due to decreased sales in the Asian private label markets.

Gross profit for the first half of 2007 increased 42% to $480,000 from $339,000 in 2006.  The increased gross profit is the result of the increased license revenue and a more favorable sales mix of products.  Gross margin decreased slightly to 72% compared to 75% in 2006 due to the decreased margin incurred under the PPC license.

	Six months ending June 30,
	2007	2006
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product revenue	$350	$339
License revenue	130	-
Gross Profit	$480	$339

Research and development expenses for the first half of 2007 and 2006 were $28,000 and $59,000, respectively.  Research expenditures of $67,000 that were incurred in 2007 to support the PPC license have been charged as cost of goods sold. The total research and development cost incurred for the current quarter, including the amount recorded as license costs, was $95,000 which was $36,000 more than the prior year’s $59,000.  The increase of the research expenditures was the result of the Company continuing to invest in the two compounds that have yielded encouraging results.

Selling, general and administrative expenses for the first half of 2007 were $446,000 and $507,000 for the comparable period of 2006, a $61,000 reduction.  Selling, marketing and distribution expenses are $29,000 less than the prior year as the Company continues to focus on product licensing which is less capital intensive.    General and administrative and facility costs decreased by $32,000 primarily due to expenditures to support the PPC license being charged as cost of goods sold rather than to general and administrative expenses.

The Company earned $34,000 and $1,000 in net interest income during the six months ending June 30, 2007 and 2006, respectively.  The increased earnings were due to the Company’s increased cash resulting from the $1,750,000 payment upon signing the PPC license agreement in August 2006.

The Company recorded $1,000 minimum tax provisions in 2007 and 2006, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.  As of June 30, 2007, the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,675,000.  However, a full valuation allowance is provided for the gross deferred  tax asset as management could not determine whether its realization is more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had cash and accounts receivables of $1,848,000 and current liabilities, net of the current portion of deferred revenue, of $133,000 with no outstanding bank borrowings.  At December 31, 2006, it had cash and accounts receivables of $1,980,000 and current liabilities, net of the current portion of deferred revenue, of $144,000 with no outstanding bank borrowings.  For the second quarter ending June 30, 2007, net cash used in on-going activities was $264,000 as compared with the prior year’s $200,000.  Increased audit, corporate compliance requirements and legal fees for patent application work have resulted in increased cash use in 2007.

Risk Factors

Our business is subject to various risks, including those described below.  You should carefully consider the following risk factors and all other information contained in this Form 10-QSB. If any of the following events or outcomes actually occurs, our business, operating results, and financial condition would likely suffer.

The Company has not had sustained profitable operations since 1997.  Since 1997, the Company has incurred annual losses from operations.  In May 2000, the Company refocused its business model based on product licensing agreements.  While the Company anticipated that this change in its business will result in profitable operations, it has not to date, and the Company’s license based business model may not be successful in the future.  Although the Company’s current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing, the Company is continuing to seek additional financing opportunities .  The Company may not be able to obtain such additional funding on commercially reasonable terms if such funding is required.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of  Security Holders

The Company’s annual shareholder meeting was held on June 20, 2007, at which the following proposal was approved:

Proposal 1:  Election of the following Directors:

Name	Votes For	Votes Withheld

William P. Horgan	3,756,031	42,001
Bernard I. Grosser, M.D.	3,757,895	40,134
Helen C. Leong	3,757,895	40,134
Robert Marx	3,757,895	40,134

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

Date:  August 13, 2007

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  August 13, 2007

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)