Form 10QSB
period 2007-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2007-11-13
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,151,954 shares of Common Stock as of November 9, 2007.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

Page
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006 . . . . . . . . . . . . . .	3

Statements of Operations (Unaudited) for the Three and Nine Months Ended
September 30, 2007 and 2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

Statements of Cash Flows (Unaudited) for the Nine Months Ended
September 30, 2007 and 2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

Notes to Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Item 2. Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial Conditions and Results of Operations . . . . .	12

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18

PART II
OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	September 30,	December 31,
(in thousands except share data)	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,550	$1,941
Accounts receivable	60	39
Inventories, net	76	75
Other current assets	35	18
Total current assets	1,721	2,073

Property and equipment, net	1	2

Total assets	$1,722	$2,075

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$48	$30
Accrued professional fees	66	69
Accrued employee benefits	36	32
Accrued income taxes	1	7
Other accrued expenses	4	6
Current portion deferred revenue	508	846
Total current liabilities	663	990

Non-current liabilities
Deferred revenue	681	721
Total liabilities	1,344	1,711

Commitments and Contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	20,933	20,865
Accumulated deficit	(20,555)	(20,501)
Total shareholders' equity	378	364
Total liabilities and shareholders’ equity	$1,722	$2,075

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands except per share data)	2007	2006	2007	2006

Net revenues	$239	$365	$902	$815

Cost of goods sold	94	68	277	179

Gross profit	145	297	625	636

Operating Expenses:
Research and development	10	29	38	88
Selling, general and administrative	240	227	686	734
Total operating expenses	250	256	724	822

Income (loss) from operations	(105)	41	(99)	(186)

Other income
Interest income, net	16	8	50	9
Total other income	16	8	50	9

Net income (loss) before provision for income taxes	(89)	49	(49)	(177)

Provision for income taxes	4	-	5	-

Net income (loss)	$(93)	$49	$(54)	$(177)

Net income (loss) per common share
Basic	$(0 .02)	$0 .01	$(0 .01)	$(0 .04)
Diluted	$(0 .02)	$0 .01	$(0 .01)	$(0 .04)

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	4,152	4,841	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2007	2006

Cash flows from operating activities
Net loss	$(54)	$(177)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3	4
Stock option compensation	69	37
Changes in operating assets and liabilities:
Accounts receivable	(21)	(220)
Inventories, net	(2)	2
Other current assets	(17)	3
Accounts payable and accrued liabilities	10	2
Deferred revenue	(378)	1,693

Net cash provided by (used in) operating activities	(390)	1,344

Cash flows used in investing activities
Purchase of equipment	(1)	-
Net cash used in investing activities	(1)	-

Cash flows used in financing activities	-	-
Net cash used in financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(391)	1,344
Cash and cash equivalents at beginning of period	1,941	452
Cash and cash equivalents at end of period	$1,550	$1,796

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2007

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

In addition to the aforementioned general policy, we enter into transactions that represent multiple-element arrangements, which may include post signing training and technical support to our licensees as needed to assist them in the use of our products and integration into their product development.  Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

● The delivered items or service has value to the customer on a stand alone basis.

● There is objective and reliable evidence of the fair value of the undelivered items or service.

● If the delivery or performance of the undelivered items or service is considered probably and substantially in our control.

If these criteria are not met, then license revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value. A portion of the initial payment received as part of a license agreement is being recognized as milestones are achieved towards fulfillment of the license agreement terms, based on interpretative guidance provided by EITF No. 00-21.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Components (raw materials)	$83	$83
Finished goods	28	30
Reserve for shrinkage and obsolescence	(35)	(38)
	$76	$75

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three and nine months ended September 30, 2007, options to purchase 700,000 shares of common stock, and for the nine months ended September 30, 2006, options to purchase 630,000 shares of common stock, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of September 30, 2007 and 2006, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2007	2006	2007	2006

Net income (loss) available to common shareholders (unaudited)	$(93)	$49	$(54)	$(177)

Weighted-average common shares outstanding during the period	4,152	4,152	4,152	4,152

Incremental shares from assumed conversions of stock options	-	689	-	-

Fully diluted weighted-average common shares and potential common stock (unaudited)	4,152	4,841	4,152	4,152

Capital Stock and Stock Options

During the nine months ended September 30, 2007, no common stock or preferred stock was issued.  During the quarter ended September 30, 2007, no options to purchase shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan.  No issued options were exercised during the nine months ended September 30, 2007; and 9,999 stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended September 30, 2007 and 2006 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

Stock Option Grants	2007 Option Grants	2006 Option Grants

Weighted average interest rates	4.7%	5.1%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	246.0%	180.0%
Forfeiture factor – Nonstatutory Stock Option Agreements	-	5.0%
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	7 years	7 years

The Company recorded $13,000 and $16,000 of employee and non-employee compensation expense for stock options during the three months ended September 30, 2007, respectively, and $12,000 and $8,000 of employee and non-employee compensation expense for stock options during the three months ended September 30, 2006, respectively.  The Company recorded $39,000 and $30,000 of employee and non-employee compensation expense for stock options during the nine months ended September 30, 2007, respectively, and $16,000 and $21,000 of employee and non-employee compensation expense for stock options during the nine months ended September 30, 2006, respectively.  At September 30, 2007, there was $78,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan and the Nonstatutory Stock Option grants.  This cost is expected to be recognized over the following eight months.

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

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending September 30, 2007		Nine months ending September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	330	$ 0.32	330	$ 0.32
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, September 30, 2007	330	$ 0.32	330	$ 0.32

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Non-vested Options	Three months ending September 30, 2007		Nine months ending September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	151	$ 0.32	234	$ 0.32
Options Granted	-	-	-	-
Vested	(41)	$ 0.32	(124)	$ 0.32

Outstanding, September 30, 2007	110	$ 0.32	110	$ 0.32

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

A summary of the activity under the Non-Employee Directors’ Stock Option Plan is as follows (in thousands except per share data):

Non-Employee Directors’ Plan	Three months ending September 30, 2007		Nine months ending September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	50	$ 1.13	60	$ 1.83
Options Granted	-	-	-	-
Canceled or Expired	-	-	(10)	$ 5.34
Outstanding, September 30, 2007	50	$ 1.13	50	$ 1.13

At September 30, 2007, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and all options to purchase 50,000 shares were exercisable, at a weighted average exercise price of $1.13.

2003 Non-Employee Directors’ Stock Option Plan

On June 25, 2003, the Board of Directors adopted the 2003 Non-Employee Directors’ Stock Option Plan (the “2003  Plan”) of Human Pheromone Sciences, Inc.  On June 20, 2007, the Board increased to 600,000, from 300,000 previously authorized, shares of common stock the maximum of which may be issued on exercise of the options granted pursuant to the 2003 Plan.  The 2003 Plan will expire on June 24, 2010.  This plan replaces the Directors’ Plan which expired on June 13, 2003.  The 2003 Plan provides for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant. The 2003 Plan also grants to new directors options to purchase 20,000 shares of common stock upon election to the Board.  Mr. Carson Tang was elected to the Board on June 20, 2007 and stock options were issued to Mr. Tang as specified by the 2003 Plan.

A summary of the activity under the 2003 Non-Employee Directors’ Plan is as follows (in thousands except per share data):

2003 Non-Employee Directors’ Plan	Three months ending September 30, 2007		Nine months ending September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	320	$ 0.48	240	$ 0.36
Options Granted	-	-	80	$ 0.82
Canceled or Expired	-	-	-	-
Outstanding, September 30, 2007	320	$ 0.48	320	$ 0.48

At September 30, 2007, 280,000 shares of the Company’s common stock were reserved for future grants under the 2003 Non-Employees Directors’ Plan, and options to purchase 267,000 shares were exercisable, at a weighted average exercise price of $0.41.

A summary of the non-vested options activity under the 2003 Non-Employee Directors Stock Option Plan  is as follows (in thousands except per share data):

2003 Non-Employee Director’s Plan Non-vested Options	Three months ending September 30, 2007		Nine months ending September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	73	$ 0.82	25	$ 0.32
Options Granted	-	-	80	$ 0.82
Vested	(20)	$ 0.82	(52)	$ 0.58

Outstanding, September 30, 2007	53	$ 0.82	53	$ 0.82

INCOME TAXES

A provision for income taxes for the nine month period ended September 30, 2007 was recorded for minimum tax liabilities incurred, and additional taxes paid upon filing of the 2006 tax returns.  For the period ending 2006, the minimum tax liabilities were recorded as administrative expenses as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows (in thousands):

	Nine months ending September 30,
	2007	2006
	(unaudited)	(unaudited)
Federal tax (benefit) at the federal statutory rate	$(17)	$(60)
Other differences	(148)	(17)
Permanent differences	-	-
Increase in valuation allowance	165	77
Income tax benefits	$-	$-

At September 30, 2007, the Company had federal net operating loss carryforwards of approximately $16,812,000.  The Company also had federal and state research and development tax carryforwards of approximately $176,000.  The net operating loss and credit carryforwards will expire between 2007 and 2021.  The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Deferred tax asset:
Net operating loss carryforwards	$6,115	$5,667
Research credit carryforwards	176	227
Reserves and accruals	626	751
Other, net	(203)	(103)
Valuation allowance for deferred tax assets	(6,714)	(6,542)
Net deferred tax assets	$-	$-

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48) and FASB Interpretation No. 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FIN No. 48-1), on January 1, 2007. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance has increased by $172,000 in first nine months of 2007. The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

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

The Company files U.S. federal income tax returns and state income tax returns in California, New Jersey, New York, Pennsylvania and Utah. Because of the net operating loss carryforwards available to the Company, Federal tax returns filed for tax years 1991 to 1995, 1997 to 2000 and 2002 to 2006 are subject to examination.   Tax returns for California, New Jersey, New York, and Pennsylvania for these jurisdictions remain subject to examination by the relevant taxing authorities for tax years ended on or after December 31, 2000.  The initial tax return for Utah was filed for the year ending December 31, 2006 and will be subject to examination by the relevant taxing authorities.

The Company did not recognize any change to retained earnings upon adoption of FIN No. 48 and FIN No. 48-1

2.    SEGMENT INFORMATION

Sales by geographic markets for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S Markets	$7	$288	$330	$536
International Markets	75	20	160	222
Net product revenue	82	308	490	758

License revenue (worldwide)	157	57	412	57

Net Sales	$239	$365	$902	$815

3.    NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB released SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007.  Management does not believe the adoption of SFAS No. 159 will have a material impact on the Company's financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements.  These forward-looking statements include but are not limited to the Company’s plans for sales growth and expansion into new channels of trade, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs.  These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made.  In addition to the risks and uncertainties described in “Risk Factors” below, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation.  These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended September 30, 2007 and 2006 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

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

In addition to the aforementioned general policy, we enter into transactions that represent multiple-element arrangements, which may include post signing training and technical support to our licensees as needed to assist them in the use of our products and integration into their product development.  Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met.

●   The delivered items or service has value to the customer on a stand alone basis.

●   There is objective and reliable evidence of the fair value of the undelivered items or service.

●   If the delivery or performance of the undelivered items or service is considered probably and substantially in our control.

If these criteria are not met, then license revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value. A portion of the initial payment received as part of a license agreement is being recognized as milestones are achieved towards fulfillment of the license agreement terms, based on interpretative guidance provided by EITF No. 00-21.

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

Results of Operations

Three Months ended September 30, 2007 compared to the Three Months ended September 30, 2006

Net revenue for the quarters ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ending September 30,
	2007	2006
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$7	$288
International markets	75	20
Net product revenue	82	308

License revenue (worldwide)	157	57

Net Revenues	$239	$365

Total revenues for the quarter ended September 30, 2007 were $239,000, representing a 35% decrease from the prior year’s revenues of $365,000.  The $126,000 decrease in total revenues was due to $279,000 reduction in domestic product revenues to our primary customer which expanded into international markets in 2006 and did not have similar purchase requirements this year, with increases in International product revenues and license revenues.  International sales of $75,000 were $55,000 more than 2006 sales of $20,000 due to increased orders from Latin America and Asian markets.   License revenue for the third quarters of 2007 and 2006 were $157,000 and $57,000, respectively, an increase of $100,000.

	Three months ending September 30,
	2007	2006
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)
Gross Profit by Revenue Type:
Net product revenue	$60	$267
License revenue	85	30
Gross Profit	$145	$297

Gross profit for the quarter ended September 30, 2007 of $145,000 is 51% less than last year’s gross profit of $297,000.  As a percentage of revenues, gross margin of 61% was less than last year’s gross margin of 81%.  Gross margin on product revenues decreased in 2007 due to the reduced sales of higher margin products during the quarter.  To fulfill a portion of the license agreement terms with Personal Products Company (“PPC”), expenses associated with the PPC work have been included as cost of goods sold to offset the revenue recorded which results in a reduced overall gross margin.  The license revenue margin improved slightly as our second licensee has minimal costs associated with this agreement.

Research and development expenses for the third quarters of 2007 and 2006 were $10,000 and $29,000, respectively.  Research expenditures of $49,000 that were incurred in 2007, and $17,000 incurred in 2006, to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred for the quarters, including the amount recorded as license costs, was $59,000 for the three months ended September 30, 2007, which was $13,000 more than the prior year’s $46,000.  Increased rent and consultant costs accounted for the increased research and development spending.  Research and development on several new compounds, in addition to the two compounds noted in the PPC license, is on-going at a reduced funding level.

Selling, general and administrative expenses of $240,000 are $13,000 more than last year’s $227,000.  Selling, marketing and distribution expenses were $2,000 more than the prior year due to costs associated with changing of our fulfillment center for direct marketing orders.  General and administrative and facility costs increased by $13,000, with increases in audit and tax fees and stock option compensation costs being somewhat offset by expenditures to support the PPC license being charged as cost of goods sold rather than to general and administrative expenses.

The Company earned $16,000 in net interest income during the three months ending September 30, 2007 and $8,000 for the three months ending September 30, 2006.  The increased earnings were due to the Company’s cash increases resulting from the $1,750,000 payment upon signing the PPC license agreement in August 2006.

Nine Months ended September 30, 2007 as compared to the Nine Months ended September 30, 2006

Net revenues for the Nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Nine months ending September 30,
	2007	2006
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)
Net product revenue by markets:
U.S. markets	$330	$536
International markets	160	222
Net product revenue	490	758

License revenue (worldwide)	412	57
Net Revenues	$902	$815

Net revenues for the nine months ended September 30, 2007 were $902,000.  This was an 11% increase from net revenues of $815,000 for the nine months of 2006.  The increase in total revenues was due to the $355,000 license revenues attributed to the our two license agreements, Personal Products Company (PPC), a division of McNeil-PPC, Inc. (a Johnson & Johnson company) license agreement signed in August 2006 and Schwarzkopf & Henkel, a division of Henkel Consumer Goods, Inc.  Net product revenues of $490,000 for the nine months ending September 30, 2007 was $268,000 less than last year’s $758,000  for the comparable period.  Domestically, revenues were $206,000 less than the prior year’s $536,000.  A new specialty retailer’s initial order was not able to offset the decrease in revenues from our primary customers who expanded into new territories in 2006 and did not require similar quantities in 2007.  Since the Company is not always aware of its customer’s manufacturing and marketing plans, revenue fluctuations will occur.   International revenues were $62,000 less than the prior year due to decreased sales in the Asian private label markets.

	Nine months ending September 30,
	2007	2006
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)
Gross Profit by Revenue Type:
Net product revenue	$411	$606
License revenue	214	30
Gross Profit	$625	$636

Gross profit for the first nine months of 2007 decreased slightly to $625,000 from $636,000 in 2006.  The decreased gross profit is the result of the reduced product revenues from higher margin products.  Gross margin decreased to 69% compared to 78% in 2006 due to the decreased revenues from higher margin products.

Research and development expenses for the first nine months of 2007 and 2006 were $38,000 and $88,000, respectively.  Research expenditures of $116,000 that were incurred in 2007, and $17,000 incurred in 2006, to support the PPC license have been charged as cost of goods sold. The total research and development cost incurred for the current year, including the amount recorded as license costs, was $154,000 which was $49,000 more than the prior year’s $105,000.  The increase of the research expenditures was the result of the Company completing and filing with the U.S. Patent Office a Provisional Patent Application for a new compound and continuing to invest in the compounds that have yielded encouraging results and .

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $686,000 and $734,000 for the nine months ended September 30, 2006, a $48,000 reduction.  Selling, marketing and distribution expenses are $27,000 less than the prior year as the Company continues to focus on product licensing which is less capital intensive than direct product marketing and sales.    General and administrative and facility costs decreased by $21,000 as expenditures to support the PPC license being charged as cost of goods sold rather than to general and administrative expenses offset increased audit and tax service fees and stock option compensation expenses.

The Company earned $50,000 and $9,000 in net interest income during the nine months ending September  30, 2007 and 2006, respectively.  The increased earnings were due to the Company’s increased cash resulting from the $1,750,000 payment upon signing the PPC license agreement in August 2006.

The Company recorded a $5,000 tax provision in 2007, $2,000 for the current year minimum tax provision and $3,000 paid upon filing of the 2006 corporate tax returns.  A minimum tax provision is due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.  As of September 30, 2007, the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward was $6,714,000.  However, a full valuation allowance is provided for the gross deferred  tax asset as management could not determine whether its realization is more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had cash and accounts receivables of $1,610,000 and current liabilities, net of the current portion of deferred revenue, of $155,000 with no outstanding bank borrowings.  At December 31, 2006, it had cash and accounts receivables of $1,980,000 and current liabilities, net of the current portion of deferred revenue, of $144,000 with no outstanding bank borrowings.  For the nine months ending September 30, 2007, cash used for on-going activities was $410,000 as compared with the prior year’s $406,000.  Increased audit, corporate compliance requirements and legal fees for patent application work have resulted in increased cash use in 2007 which have been somewhat offset by reductions in other areas.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits

Exhibit 31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32     Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

Reports on Form 8-K

The Company filed Form 8-K on October 17, 2007 in connection with the filing of a Provisional Patent Application with the U.S. Patent and Trademark Office.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

HUMAN PHEROMONE SCIENCES, INC.

Date:  November 12, 2007

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  November 12, 2007

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)