Form 10KSB
period 2007-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2008-03-31
CIK 878616

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-KSB

(MARK ONE)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23544

HUMAN PHEROMONE SCIENCES, INC.

(Name of small business issuer in its charter)

California	94-3107202
(State or other jurisdiction of incorporation or organization)	(I.R.S. employee Identification No.)

84 W Santa Clara St., Suite 720, San Jose, California	95113
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number:  (408) 938-3030

Securities registered under Section 12(b) of the Exchange Act:

None

(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

Common

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   [   ]

Indicate by check mark whether  the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  [X]  No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]      No  [X]

State issuer’s revenues for its most recent fiscal year.   $ 1,291,000

The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 1,760,000 as of March 14, 2008 based upon the closing sale price on the OTC Bulletin Board reported for such date.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,151,954 shares of the registrant’s common stock issued and outstanding as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 17, 2008.

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

The Company is also involved in the identification and development of additional compounds that, in initial human studies, have shown a wide spectrum of mood-enhancing activities.  In September 2007 the Company filed with the U.S. Patent Office a Provisional Patent Application for one of the new compounds that it has been testing.

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

The Company continues to explore naturally occurring substances in a variety of tests to increase its knowledge and understanding of their range of influence on human emotions and their application as components of consumer products.  In 2005, the Company began conducting studies on human volunteers with two additional naturally-occurring compounds which have shown initially promising results, and the Company will continue to invest in further development of these two additional compounds, ER 303 and ER 99, for broad-based inclusion in consumer products.  Expanded studies were conducted in 2007 and while there can be no assurances that these two compounds will be commercially successful, the Company believes that the results to date warrant further study.  In September 2007, the Company filed with the U.S. Patent Office a Provisional Patent Application for one of the new compounds that it has been testing.

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

The Current HPS Products and Research

Products.  The Company initially operated in one business segment and began by marketing three fragrances, REALM® Women, REALM® Men and inner REALM®.  These products were sold by the Company into U.S. department and specialty stores through a network of dedicated salespeople and through independent distributors in selected markets in the Middle East and South East Asia. In April 2000, the Company licensed the rights to sell these products in all parts of the world, excluding South East Asia, to Niche Marketing, Inc.  (See “Markets and Competition”).  On April 14, 2003 the Company sold to Niche Marketing Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines, including the rights to all trademarks associated therewith.  Niche Marketing, Inc. was subsequently purchased by Five Star Fragrances, Inc. These “proof-of-concept” products included a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, deodorant, talc, soap and body cream.

Subsequently, the Company developed a new line of fragrance and toiletry products containing these Initial Compounds for men and women under the trademark Natural Attraction®.  The Company introduced these products via a new website, www.naturalattraction.com, in 2000, and updated the packaging and presentation in 2006.  Marketing of this line of products is through the website and other direct marketing channels in the United States.  The Company has granted non-exclusive rights to the Natural Attraction products in the United States, Europe and Japan.  In addition, the Company is in discussions with several distributors for the sale of the Natural Attraction products, both inside and outside the United States.

Licensing the use of the Company’s Initial Compounds and related technology is currently the core business of the Company.  These compounds are sold to licensed customers and included as components in their products. The Company also offers private label manufacturing services for licensed customers if that is desired.

In August 2006, the Company signed an Agreement with Personal Products Company, a division of McNeil-PPC, Inc. (“PPC”) a Johnson & Johnson company. The Agreement with PPC represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and documents supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields (collectively hereinafter referred to as “PPC Rights”).  In exchange for the PPC rights HPS received an initial cash payment and will receive future royalties on sales.  The Company retains exclusive rights in several product fields and shares co-exclusive rights in other product areas, with the right to sublicense.

In May 2007, the Company signed an Agreement with Schwarzkopf & Henkel, a division of Henkel Consumer Goods, Inc. Under the terms of the Agreement, HPS granted Schwarzkopf & Henkel a non-exclusive license for the development, manufacture, sale and distribution of certain licensed hair styling products using the Company’s patented technology.   Schwarzkopf & Henkel paid a license fee of $20,000 plus royalties based on net sales of licensed products in specified countries.  The license was effective May 1, 2007 and expires on April 30, 2010.

Research.  Pheromones, in general, are chemical substances known to stimulate species-specific biological responses in animals.  The study of the uses, effects and advantages of human pheromones is in its infancy, but studies conducted under the Company’s sponsorship as well as several studies conducted by scientists at leading research universities around the world have revealed new information regarding the beneficial effects of the Company’s compounds and the biological pathways these compounds traverse in the human body.

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

Scientists working on behalf of HPS have identified, synthesized and tested several naturally occurring mood enhancing compounds.  The initial results of testing on each of the two compounds, ER 303 and ER 99, resulted with positive results so testing and product development efforts have continued.  The Company completed and filed with the U.S. Patent Office a Provisional Patent Application for ER 303.  HPS intends to continue research and testing on several other compounds it has developed for application to apply to consumer products. For the years ended December 31, 2007 and 2006, total research and development expenditures totaled $199,000 and $166,000, respectively.  Research expenditures of $150,000 that were incurred in 2007, and $64,000 incurred in 2006, to support the PPC license have been charged as cost of goods sold.  The Company expects to continue development efforts, with or without with consumer product company(s) as development partners.  Since its inception through December 31, 2007, the Company has incurred $5,904,000 in direct research and development related expenses.

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

While HPS’s current products are fragrances and toiletries, the Company believes its patented technology has applications far beyond traditional fragrances and bath and body products.  HPS hopes to position its technology as a desired “value added” ingredient for any consumer product.  Synthesized human pheromones provide the first patented technology of a component that could have broad application and usage in cosmetic, treatment, cleansing, over-the-counter health supplements and home and vehicle environmental products.  The Company does not feel that it has the resources to successfully exploit the potential markets for such applications and continues to actively seek licensing and supply relationships with consumer product manufacturers.

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

Through 1998 HPS was primarily involved in one class of trade -- better U.S. department stores.  REALM fragrances and toiletries were available in more than 1,300 stores in the 48 contiguous states.  The Company also entered into distribution agreements for the sale of REALM fragrances and toiletries in selected Middle East markets, including Saudi Arabia and the Gulf States, selected Duty Free markets in the Caribbean, South America and on the Mexican and Canadian borders, Switzerland, Spain/Portugal and China.

During 1999, the Company reduced its presence in U.S. retailers whose business was not profitable since it believed that it was difficult for a company with a limited portfolio to profitably compete in the U.S. department store fragrance business.

On April 24, 2000, HPS signed a multi-year licensing agreement for its REALM and innerREALM fragrance and toiletry products with Niche Marketing, Inc. (“Niche”), and on April 14, 2003 the Company sold to Niche the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines.  The sale of assets consisted of REALM and innerREALM product lines, which resulted in a net gain of $1,170,000.

Current Distribution and Promotional Activities.    The Company’s strategic focus is now on expanding the market for its existing patented mood-enhancing  pheromones to other consumer product companies and to the expansion of its internally developed brand of products under the Natural Attraction label.  The Company is also engaged in a program to add distributors outside the United States for its Natural Attraction Brand, to sell its Initial Compounds for use in consumer products marketed by other companies and to increase its private label manufacturing services for licensees who want a completed product delivered to them for further sale to the consumer.

The Company will seek to add to these Initial Compounds by the development of additional compounds that have been identified as having mood altering or enhancing properties in laboratory and consumer studies.   Two such compounds are being aggressively tested at the present time and there are several other compounds waiting to undergo similar development efforts.  Basic research on these compounds is not required.  That has been done over the past eight years.  Scientists working on behalf of the Company are now focused on the less-costly scale-up and testing of these additional compounds.

Technology Licensing and Supply Agreements

One of the strategic objectives of the Company is to expand the use of its patented human pheromone technology by working closely with consumer products companies who are leaders in their particular markets.  In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones. Revenues commenced in 1999 and continued through 2007.  Total revenues from this agreement and others aggregated $2,438,410 in 2007 and $1,851,950 in 2006, respectively.  HPS is also in supply and / or licensing discussions with other companies in several consumer products fields and markets.

In August 2006, the Company signed an agreement with Personal Products Company, a division of McNeil-PPC, Inc. (“PPC”) a Johnson & Johnson company.  As consideration for the rights of first discussion, technology consulting services and licensing rights granted the Company received an initial cash payment of $1,750,000 and future royalties on sales.  The PPC agreement will expire when the initial patents on the licensed technology expire, in December 2010 and March 2012.  The Company records revenue for the consulting services and rights of first discussions as the Company incurs expenses and resources towards fulfilling the obligations to PPC.  License revenue is being recognized over the life of the agreement, sixty-seven months, on a straight line basis.

In May 2007, the Company signed an Agreement with Schwarzkopf & Henkel, a division of Henkel Consumer Goods, Inc. Under the terms of the Agreement, HPS granted Schwarzkopf & Henkel a non-exclusive license for the development, manufacture, sale and distribution of certain licensed hair styling products using the Company’s patented technology.   Schwarzkopf & Henkel paid a license fee of $20,000 plus royalties based on net sales of licensed products in specified countries.  The license was effective May 1, 2007 and expires on April 30, 2010.

At any given time the Company is in discussions with other companies as to potential licensing and supply agreements.

During 2007, three customers comprised 39%, 16% and 12% of the Company’s net sales. Accounts receivable from these customers at December 31, 2007 account for 0%, 30% and 0%, respectively, of the net receivables.  During 2006, three customers comprised 62%, 15% and 12% of the Company’s net revenues, and accounts receivable from these customers at December 31, 2006 accounted for 74%, 0% and 0%, respectively.

 Patents and Other Intellectual Property

In December 1993 and January 1994, the Company received two United States patents for non-therapeutic compositions of fragrances and human pheromones for use as components in perfumes and personal care products and consumer and industrial products such as clothing, air fresheners and paper products. The initial patents on the licensed technology expire will expire in December 2010 and March 2012.  In 1995, patents were granted in Taiwan, and in 1997, patents were granted in Mexico.    In June 1998, the Company was granted a Notice of Allowance of its patents for the inclusion of synthesized human pheromones by the European Patent Office.  Individual country patents were also granted.  HPS is also the exclusive licensee for non-therapeutic uses of pheromones in consumer products under a royalty-free worldwide perpetual license to United States patents and patent applications covering pheromone technology owned by Pherin Pharmaceuticals, Inc.  This technology is also the subject of other foreign patents and applications.  The Company also relies on trade secrets protection for confidential and proprietary information.  Other patent applications are currently anticipated as new compounds are developed.

In September 2007, the Company filed with the U.S. Patent Office a Provisional Patent Application for a new compound, referred to by the Company as ER 303.   In testing with human volunteers, ER 303 showed significant improvement in many types of feelings in both men and women as compared with a placebo.

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

Employees

At March 1, 2008, the Company had two full-time employees and one part-time employee.  In addition, the Company, as needed, retains consultants to provide advice in the areas of research, sales and marketing, advertising, product safety testing, regulatory compliance, MIS and product development.  None of the Company’s employees is represented by a labor union.  The Company considers its relations with its employees and consultants to be good.

Manufacturing

The Company and its licensees are dependent on third parties to manufacture its products.  The Company has selected several essential oil companies that provide fragrance products to the industry to supply such compounds to HPS and its licensees in accordance with proprietary formulas developed for the Company and generic formulas developed by the essential oil companies.  The Company has agreements in place with the supplier for its products and has been furnished with commercial quantities of the Company’s and its licensees’ products for sale to consumers.  While the Company is responsible for providing the patented compounds, final bottling and packaging of the products and ancillary product lines are performed by independent manufacturers.  These manufacturers selected by HPS and its licensees have extensive experience in blending, filling and packaging consumer products, and have the capacity to satisfy the Company’s and its licensees’ manufacturing needs, at least for the foreseeable future.  The Company believes that such manufacturing services are widely available to the consumer products industry at competitive prices and has identified additional contract manufacturing companies.

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

Risk Factors

Our business is subject to various risks, including those described below.  You should carefully consider the following risk factors and all other information contained in this Form 10-KSB.    If any of the following events or outcomes actually occurs, our business, operating results and financial condition would likely suffer.

The Company has not had sustained profitable operations since 1997 and may need additional funding to continue operations.  Since 1997, the Company has incurred losses from operations.  In May 2000, the Company refocused its business model based on product licensing agreements.  While the Company anticipated that this change in its business will result in profitable operations, it has not to date, and the Company’s license based business model may not be successful in the future.  Although the Company’s current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing, the Company is continuing to seek additional financing opportunities.  The Company may not be able to obtain such additional funding on commercially reasonable terms if such funding is required.

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

Item 2.

Description of Property

The Company presently occupies 2,609 square feet of space for its headquarter offices in San Jose, California, pursuant to a lease extension signed on March 5, 2004 that expired March 31, 2007.  The minimum annual rental is $50,734, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area.  The Company has converted to a month-to-month lease for these offices. Commencing in February 2001, the Company leases storage space in the local area on a month-to-month basis for approximately $0.75 per square foot.

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

During the year ended December 31, 2007, the Company incurred $110,000 in net rent expense and related charges for these facilities.

Item 3.

Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol EROX.OB.  As of March 1, 2008, there were approximately 700 holders of record of the Company’s common stock.  Set forth below is the high and low bid information for the Company’s common stock on the OTC Bulletin Board as reported during each of the four calendar quarters of 2007 and 2006.

	HIGH	LOW
2007
First quarter	$0.90	$0.56
Second quarter	$0.97	$0.59
Third quarter	$1.10	$0.77
Fourth quarter	$0.90	$0.60

2006
First quarter	$0.32	$0.15
Second quarter	$0.35	$0.17
Third quarter	$0.95	$0.33
Fourth quarter	$1.01	$0.69

These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual sales.

The Company has never paid cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not plan to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in fiscal 2007.

Item 6.

Management’s Discussion and Analysis

The Company’s strategic focus is now on expanding the use of its existing patented human pheromones to other consumer product companies on a worldwide basis and the development of its internally developed Natural Attraction and other proprietary lines of mood enhancing based products.  In addition, the Company would like to add to this group of products new patented compounds that are being developed through the research efforts that the Company is now directly managing.

Year ended December 31, 2007 compared with the year ended December 31, 2006

Net sales and revenues for the year ended December 31, 2007 were $1,291,000 compared to $1,227,000 for the prior year, an increase of $64,000, or 5%.  License revenues for the years ending December 31, 2007 and 2006 were $526,000 and $182,000, respectively, an increase of $344,000.  The increase is attributable to the PPC license agreement signed in August 2006 and the Schwarzkopf and Henkel license agreement signed in May 2007.  Revenue recognized under the PPC license totaled $498,000 in 2007, $292,000 for first discussion work, $149,000 license fee amortization and $57,000 for consulting services.  In 2006, for the first five months of the license, the license revenues were $183,000, $112,000 for first discussion work, $56,000 license fee amortization and $15,000 for consulting services.  The 2007 license with Schwarzkopf and Henkel produced $28,000 of license revenue, a combination of royalties and amortization of the initial payment received upon signing.

Net product revenues of $765,000 for the year ending December 31, 2007 was $280,000 less than last year’s $1,045,000.  Our primary customer’s purchases, which have had significant annual fluctuations in the past,  decreased by more than 73% from their 2006 purchases.  This customer launched products containing our patented compounds into new international markets in 2006 and there was not a similar expansion in 2007.  Net product revenues from new customers and increased orders from existing customers increased 99% from 2006.  Natural Attraction sales, both domestically and internationally have increased slightly over the 2006 levels.  Revenues from international private label products has decreased 41% as the customer is now manufacturing offshore with the compounds that we supply to them.  The Company is continuing to seek new licensees and expand discussions with potential licensees in consumer product markets.

	Year ending December 31,
	2007	2006
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)
Net revenue by type:
Product revenue	$765	$1,045
License revenue	526	182
Total	$1,291	$1,227

Gross profit for the year decreased by $25,000, to $915,000 in 2007 from $940,000 in 2006.  Gross margin in 2007 was 71% of revenue as compared with 77% in the prior year.  The slight decrease is primarily attributable to increased revenue from the lower margin consulting and the rights portion of the PPC agreement.

Research and development expenses for 2007 and 2006 were $49,000 and $102,000, respectively.  Research expenditures of $150,000 that were incurred in 2007, and $64,000 incurred in 2006, to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred for the current year, including the amount recorded as license costs, was $199,000 which was $33,000 more than the prior year’s $166,000.  The increase of the research expenditures was the result of a full year of rent expense at the University of Utah which began on September 1, 2006, the Company completing and filing with the U.S. Patent Office a Provisional Patent Application for a new compound and continuing to invest in the compounds that have yielded encouraging initial results.

Selling, general and administrative expenses decreased $27,000 to $942,000 for the year ending December 31, 2007 from $969,000 for year ending December 31, 2006.  Sales, marketing and distribution expenses decreased $28,000, while other administrative expenses increased by $1,000.  The decrease in sales and marketing expenses was due to the Company continuing to focus on product licensing which is less capital intensive than direct product marketing and sales.  Administrative expenses of $56,000 that were incurred in 2007, and $21,000 incurred in 2006, to support the PPC license have been charged as cost of goods sold. The total administrative cost incurred for the current year, including the amount recorded as license costs, was $910,000 which was $40,000 more than the prior year’s $870,000.  Increased audit and tax fees of $53,000, and stock option grant compensation of $42,000 (due to increased stock value) were partially offset by reductions in legal expenses, liability insurance and employee compensation.

Total other income increased by $38,000 to $65,000 for the year ending December 31, 2007 from $27,000 in 2006.  Net interest income for 2007 was $65,000 and in 2006 the net interest income was $27,000. The increase in net interest income was due to increased cash balances related to the cash payment received upon signing of the PPC license and the increase of interest rates in 2007 compared to 2006.

In 2007 the Company recorded a $5,000 a tax provision for state minimum taxes and for an adjustment to the 2006 state tax accrual.

As of December 31, 2007 the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward, was approximately $6,664,000.  However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine that it is more likely than not that the deferred tax asset will be realized.

Liquidity and Capital Resources

At December 31, 2007, the Company had cash and cash equivalents of $1,437,000, working capital of $1,009,000, and no bank borrowings outstanding. These balances at December 31, 2006 were $1,941,000 and $1,083,000, respectively with no bank borrowings outstanding.  Net cash used in operating activities was $501,000 for the year ended 2007 as compared with net cash provided by operating activities of $1,489,000 for the year ended December 31, 2006. The cash used in operations for 2007 decreased by $1,990,000 and is primarily attributed to the PPC license agreement which provided a $1,750,000 cash receipt in 2006 and there was not a similar transaction in the current year.

Assuming the Company’s activities proceed substantially as planned, the Company’s current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing.  The Company is continuing to seek additional financing opportunities.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Summary of Statement No. 141 (revised 2007)" ("SFAS 141(R)"). The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions.   The Company is required to adopt the provisions of SFAS 141(R), as applicable, beginning January 1, 2009.  Management does not believe the adoption of SFAS 141(R) will have any impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Summary Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.   The Company is required to adopt the provisions of SFAS 160, as applicable, beginning January 1, 2009.  Management does not believe the adoption of SFAS 160 will have any impact on the Company's financial position or results of operations.

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

Stock Option Policy

The Company adopted SFAS 123 (R) “Share-Based Payment”, to account for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the option and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise rates in addition to the life of the stock option.  The Company adjusts compensation expense by a forfeiture factor based on historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2007 and 2006 as the Company incurred net operating losses for which no benefit was recognized, nor were tax loss carryforwards utilized.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

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

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements and SAB, No. 104 Revenue Recognition.  The Company records multiple-element arrangements in accordance with EITF 00-21 Revenue Arrangements with Multiple Deliverables.

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

● If the delivery or performance of the undelivered items or service is considered probable and substantially in our control.

If these criteria are not met, then revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value.

Our agreement with Personal Products Company (hereinafter referred to as “PPC”) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and documents supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and resources towards fulfilling the obligations to PPC, based on interpretative guidance provided by EITF 00-21.

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in December 2010 and March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months. The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Year ending December 31,
	2007	2006
Right of first discussion	$292	$112
Exclusive license	149	56
Consulting services	57	15
Total	$498	$183

The PPC initial payment recorded as deferred revenue as of December 31, 2007 and 2006 was $1,068,000 and $1,567,000, respectively.

The Company granted Schwarzkopf & Henkel a non-exclusive license for the development, manufacture, sale and distribution of certain licensed hair styling products using the Company’s patented technology.   Schwarzkopf & Henkel paid a license fee of $20,000 plus royalties based on net sales of licensed products in specified countries.  The license was effective May 1, 2007 and expires on April 30, 2010.

The $20,000 license fee is being recognized on a straight-line basis over the life of the license of thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.  The revenue recognized under this agreement in 2007 was $28,000 consisting of royalties of $24,000 and amortization of the license fee of $4,000.  The deferred revenue from the  Schwarzkopf & Henkel  license as of December 31, 2007 was $16,000.

Income Taxes

The Company accounts for income taxes under SFAS 109 “Accounting for Income Taxes”.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the Company’s financial statements and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Off-Balance-Sheet Arrangements

As of December 31, 2007, the Company did not have any off-balance-sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B.

Item 7.

Financial Statements

See the Company’s audited financial statements set forth in pages 18 to 32.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

a)  Evaluation of Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-KSB.

(b)  Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principals as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)  Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance

of the Registrant; Compliance with Section (16a) of the Exchange Act

The executive officers of the Company and their ages as of March 1, 2008 are as follows:

Name	Age	Position

William P. Horgan	60	Chairman, Chief Executive Officer and Director

Gregory S. Fredrick	53	Chief Financial Officer

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

Gregory S. Fredrick joined the Company in October 1998 as Vice President and Controller. Prior to joining the Company. Mr. Fredrick spent nearly eight years in the entertainment industry.  From February 1997 to June 1998, he was the Vice President and  Controller for the start-up record label / internet company 911 Entertainment.  Mr. Fredrick served in various finance and operations capacities while with Windham Hill Records / BMG Entertainment from April 1990, leaving as Director of Operations in December 1996.

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

The remainder of this item is incorporated by reference to the Company’s definitive Proxy Statement relating to its 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 10.

Executive Compensation

Incorporated by reference to the Proxy Statement.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated by reference to the Proxy Statement.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Proxy Statement.

Item 13.

Exhibits

Financial Statements.	The following are filed as a part of this report:
Page
Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered
Public Accounting Firm	18
Balance Sheets – December 31, 2007 and 2006	19
Statements of Operations – Years ended December 31, 2007 and 2006	20
Statements of Shareholders’ Equity –Years ended December 31, 2007 and 2006	21
Statements of Cash Flows – Years ended December 31, 2007 and 2006	22
Notes to Financial Statements	23

Exhibits.  The following exhibits are filed as part of this report.

EXHIBIT NUMBER
EXHIBIT TITLE

3.1	Copy of the Registrant’s Articles of Incorporation (1)
3.2	Copy of Registrant’s By-laws (1)
10.1	Registrant’s Stock Plan * (1)
10.2	Technology Transfer Agreement between Registrant and Pherin dated
August 23, 1991 (1)
10.3	Supply Agreement with Avon Products, Inc.(2)
10.4	Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated
March 5, 2001 for the Registrant’s California offices (3).
10.5	Amendment to License and Purchase Agreement with Niche Marketing, Inc. dated
March 8, 2002. (4)
10.6	2003 Nonemployee Directors Stock Option Plan of Human Pheromone Sciences, Inc*(5)
10.7	Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated
March 5, 2004 for the Registrant’s California offices (6)
10.8	Research Agreement with University of Utah effective July 15, 2004 (7).
10.9	Form of Nonstatutory Stock Option Agreement *(8).
10.10	License Agreement with Personal Products Company (PPC), a division of McNeil-PPC, Inc.(9)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a – 15(e)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a – 15(e)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. 1350

(1)	Filed as an exhibit with corresponding exhibit no. to Registrant’s Registration Statement on Form SB-2
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
the six months ended June 30, 2004

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Human Pheromone Sciences, Inc. Corporation has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 28, 2008.

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

March 28, 2008

William P. Horgan

and Chairman

(Principal Executive Officer)

/s/ Gregory S. Fredrick

Chief Financial Officer

March 28, 2008

Gregory S. Fredrick

(Principal Financial and

Accounting Officer)

/s/ Bernard I. Grosser

Director

March 28, 2008

Bernard I. Grosser, MD

/s/ Helen C. Leong

Director

March 28, 2008

Helen C. Leong

/s/ Robert Marx

Director

March 28, 2008

Robert Marx

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Human Pheromone Sciences, Inc.

San Jose, California

We have audited the balance sheets of Human Pheromone Sciences, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Human Pheromone Sciences, Inc.’s  internal control over financial reporting as of December 31, 2007 included in the accompanying Item 8A Controls and Procedures and, accordingly, we do not express an opinion thereon.

As discussed in Note 7 to the financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on January 1, 2007.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 28, 2008

Human Pheromone Sciences, Inc.

Balance Sheets

	December 31,	December 31,
(in thousands except share data)	2007	2006
Assets

Current assets:
Cash and cash equivalents	$1,437	$1,941
Accounts receivable	194	39
Inventories, net	25	75
Other current assets	40	18
Total current assets	1,696	2,073

Property and equipment, net	3	2

Total assets	$1,699	$2,075

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$28	$30
Current portion of deferred revenue	518	846
Accrued professional fees	95	69
Accrued employee benefits	39	32
Accrued income taxes	1	7
Other accrued expenses	6	6
Total current liabilities	687	990

Non-current liabilities
Deferred revenue	566	721
Total liabilities	1,253	1,711

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	20,963	20,865
Accumulated deficit	(20,517)	(20,501)
Total shareholders' equity	446	364
Total liabilities and shareholders’ equity	$1,699	$2,075

See accompanying notes to financial statements

Human Pheromone Sciences, Inc.

Statements of Operations

	Years ended December 31,
(in thousands except per share data)	2007	2006

Net revenues	$1,291	$1,227
Cost of goods sold	376	287

Gross profit	915	940

Operating expenses:
Research and development	49	102
Selling, general and administrative	942	969

Total operating expenses	991	1,071

Loss from operations	(76)	(131)

Other income
Interest income (net)	65	27
Total other income	65	27

Net loss before provision for income taxes	(11)	(104)

Provision for income taxes	5	7

Net loss	$(16)	$(111)

Net loss per common share - basic and fully diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding – basic and fully diluted	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Shareholders’ Equity

(in thousands)
	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balances, at December 31, 2005	4,152	$20,809	$(20,390)	$419
Net loss	–	–	(111)	(111)
Stock option compensation	–	56	–	56

Balances, at December 31, 2006	4,152	20,865	(20,501)	364
Net loss	–	–	(16)	(16)
Stock option compensation	–	98	–	98
Balances, at December 31, 2007	4,152	$20,963	$(20,517)	$446

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

	Years ended December 31
(in thousands)	2007	2006

Cash flows from operating activities:
Net loss	$(16)	$(111)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	2	6
Stock option compensation	98	56
Changes in operating assets and liabilities:
Accounts receivable	(155)	(28)
Inventories, net	50	(5)
Other current assets	(22)	-
Accounts payable and accruals	25	4
Deferred revenue	(483)	1,567

Net cash provided by (used in) operating activities	(501)	1,489

Cash flows used in investing activities:
Purchase of property and equipment	(3)	-
Net cash used in investing activities	(3)	-

Cash flows used in financing activities
Net cash used in financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(504)	1,489
Cash and cash equivalents at beginning of the year	1,941	452
Cash and cash equivalents at end of the year	$1,437	$1,941

(in dollars)
Cash disbursements for income taxes	$11,000	$2,000

Cash disbursements for interest	$3,000	$3,000

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Human Pheromone Sciences, Inc. (the “Company”) was incorporated in the state of California in 1989 under the name of EROX Corporation.  The Company changed its name to Human Pheromone Sciences, Inc. in May 1998.  The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones and other mood enhancing compounds.  The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries.  In April 2000, the Company licensed the sale of its REALM fragrance products through department and specialty stores across the United States and select international markets to Niche Marketing, Inc.  On April 14, 2003 the Company sold to Niche Marking Group, Inc. the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines.  Assets consisting of the REALM and innerREALM trademarks, inventory and product licenses were sold.   Licensing of the Company’s technology is currently the core business of the Company.  The Company’s patented compounds are sold to licensed customers and included as components in their products.  The Company also offers private label manufacturing services for third party consumer product licensees.

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

Concentration of Credit Risk

Since the Company has refocused its business based on a licensing model, its concentration of credit risk consists principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions.  As of December 31, 2007 the Company had deposits in two financial institutions which aggregated $1,437,000 and as of December 31, 2006, the Company had deposits at one financial institution which aggregated $1,925,000.  Such funds are insured by the Federal Deposit Insurance Corporation up to $100,000.  Concentration of credit risk with respect to accounts receivable has been consistent since the Company’s customer base consisting of several large customers in the United States and distributors in several international markets has remained relatively unchanged.  On-going credit evaluations of customers’ financial condition are performed and, generally, no collateral is required.  However, until the credit worthiness of these international customers is acceptable to the Company, the customer generally pays in advance of shipment.  The Company maintains an allowance, when appropriate, for potential losses based upon management’s analysis of possible uncollectible accounts.

Customer Concentration

During 2007, three customers comprised 39%, 16% and 12% of the Company’s net revenues. Accounts receivable from these customers at December 31, 2007 account for 0%, 30% and 0%, respectively, of the net receivables.  During 2006, three customers comprised 62%, 15% and 12% of the Company’s net revenues, and accounts receivable from these customers at December 31, 2006 accounted for 74%, 0% and 0%, respectively.

Supplier Concentration

The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products.  Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply, could have a material adverse effect on the Company.  During 2007 and 2006 three suppliers comprised 99% of the cost of goods sold.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements and SAB, No. 104 Revenue Recognition.  The Company records multiple-element arrangements in accordance with EITF 00-21 Revenue Arrangements with Multiple Deliverables.

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

● If the delivery or performance of the undelivered items or service is considered probable and substantially in our control.

If these criteria are not met, then revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value.

Our agreement with Personal Products Company (hereinafter referred to as PPC) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and documents supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and resources towards fulfilling the obligations to PPC, based on interpretative guidance provided by EITF 00-21.

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in December 2010 and March 2012.  For the services and rights granted in the agreement the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months. The Company began recognizing revenue form all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Year ending December 31,
	2007	2006
Right of first discussion	$292	$112
Exclusive license	149	56
Consulting services	57	15
Total	$498	$183

The deferred revenue related to the PPC agreement as of December 31, 2007 and 2006 was $1,068,000 and $1,567,000, respectively.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

In May 2007, the Company granted Schwarzkopf & Henkel a non-exclusive license for the development, manufacture, sale and distribution of certain licensed hair styling products using the Company’s patented technology.   Schwarzkopf & Henkel paid a license fee of $20,000 plus royalties based on net sales of licensed products in specified countries.  The license was effective May 1, 2007 and expires on April 30, 2010.

The $20,000 license fee is being recognized, on a straight-line basis, over the thirty-six month life of the license.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.  The revenue recognized under this agreement in 2007 was $28,000, consisting of royalties of $24,000 and amortization of the license fee of $4,000.  The deferred revenue from the Schwarzkopf & Henkel license as of December 31, 2007 was $16,000.

Research and Development

Research and development costs are charged to expense when incurred.  Research and development costs were $49,000 and $102,000 in 2007 and 2006, respectively.

Fair Value of Financial Instruments

The Company believes that the book value of financial instruments, including cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses, approximate their fair value.

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48) and FASB Interpretation No. 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FIN No. 48-1), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not to be sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Stock Option Policy

The Company adopted SFAS 123(R) to account for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the option and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise rates in addition to the life of the stock option.  The Company did adjust the compensation expense by a forfeiture factor based on historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Option Policy (continued)

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2007 or December 31, 2006 as the Company incurred net operating losses for which no benefit was recognized, nor were tax loss carryforwards utilized.  The tax benefit is a component of the deferred tax asset disclosed in the income tax footnote.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Summary of Statement No. 141 (revised 2007)" ("SFAS 141(R)"). The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions.   The Company is required to adopt the provisions of SFAS 141(R), as applicable, beginning January 1, 2009.  Management does not believe the adoption of SFAS 141(R) will have any impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Summary Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.   The Company is required to adopt the provisions of SFAS 160, as applicable, beginning January 1, 2009.  Management does not believe the adoption of SFAS 160 will have any impact on the Company's financial position or results of operations.

Net Income (Loss) Per Common Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “basic” and “diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the years ended December 31, 2007 and 2006, options to purchase 671,000 and 630,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Sales Returns Allowances

The Company records accounts receivable upon the shipment of goods and records an offsetting estimate for future sales returns or other allowances that the Company anticipates.  The Company estimates the required reserves based on historical sales activity, contractual obligations with customers, current sell-through of inventory at the customer locations, customer credit worthiness and general economic and consumer trends.  Significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. Therefore, our estimates could differ materially from actual results.  At December 31, 2007 the Company has an allowance for uncollectible accounts of $0 as it believes that the accounts receivable balance is fully collectible.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2007

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2.

INVENTORIES

A summary of inventories follows (in thousands):
	December 31,
	2007	2006
Components (raw materials)	$31	$83
Finished goods	22	30
Reserve for shrinkage and obsolescence	(28)	(38)
	$25	$75

3.

PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	December 31,
	2007	2006
Computer hardware	$52	$55
Computer software	52	52
Furniture and other office equipment	21	18
	125	125
Accumulated depreciation	(122)	(123)
	$3	$2

Depreciation expense for the years ended December 31, 2007 and 2006 were $2,000 and $6,000, respectively.

4.

BANK BORROWING

The Company did not have any credit facility opened during and as of the year ended December 31, 2007.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2007

5.

COMMITMENTS AND CONTINGENCIES

The Company presently occupies 1,700 square feet of laboratory space for its research & development operations located in Salt Lake City, Utah, pursuant to a lease signed on September 1, 2006 that expires September 1, 2008.  The minimum annual rental is $50,000 with no annual rent increase.  Future minimum lease payments under this non-cancelable lease as of December 31, 2007 are as follows:

Year Ending December 31,	Minimum Lease Payment

2008	$33,000

Total rent expense was $110,000 and $65,000 for the years ended December 31, 2007 and 2006, respectively.

6.

SHAREHOLDERS’ EQUITY

Stock Option Plan

In June 2006, the Company’s Board of Directors granted Nonstatutory Stock Option Agreements to the Company’s employees covering a total of 330,000 shares of common stock. The Board of Directors had set terms and conditions for these stock options.  Options were granted at the fair value at the date of the grant as determined by the average closing price of the day prior to the grant date and the day of the grant.

A summary of the option activity for the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

	Shares	Weighted Average Exercise Price

Outstanding, January 1, 2006	-	$-
Granted	330	$0.32
Outstanding, December 31, 2006	330	$0.32
Granted	-	$-
Outstanding, December 31, 2007	330	$0.32

At December 31, 2007 options to purchase 261,250 shares of common stock were exercisable, 68,750 stock options had not vested and all of the options had a weighted average exercise price of $0.32 under the Nonstatutory Stock Option Agreements.

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

A summary of the options activity under the 2003 Non-Employee Directors Stock Option Plan is as follows (in thousands except per share data):

	Shares	Weighted Average Exercise Price

Outstanding, January 1, 2006	70	$4.95
Forfeited or Expired	(10)	$23.64
Outstanding, December 31, 2006	60	$1.83
Forfeited or Expired	(10)	$5.34
Outstanding, December 31, 2007	50	$1.13

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2007

6.

SHAREHOLDERS’ EQUITY (continued)

At December 31, 2007, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and all options to purchase 50,000 shares were exercisable, at a weighted average exercise price of $1.13.

On June 25, 2003 the Board of Directors adopted the 2003 Non-Employee Directors Stock Option Plan (the “2003  Plan”) of Human Pheromone Sciences, Inc.  On June 20, 2007 the Board increased the maximum number of authorized shares of common stock which may be issued on exercise of the Options granted pursuant to the 2003 Plan from 300,000 shares to 600,000 shares.  The 2003 Plan will expire on June 24, 2010.  This plan replaces the Directors’ Plan which expired on June 13, 2003.  The 2003 Plan provides for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.  The 2003 Plan also grants to new directors options to purchase 20,000 shares of common stock upon election to the Board.  Mr. Carson Tang was elected to the Board on June 20, 2007 and stock options were issued to Mr. Tang as specified by the 2003 Plan.

A summary of the stock option activity under the Director’s Plans is as follows (in thousands except per share data):

	Shares	Weighted Average Exercise Price

Outstanding, January 1, 2006	180		$0.38
Granted	60		$0.32
Canceled or Expired	-	$
Outstanding, December 31, 2006	240		$0.36
Granted	80		$0.82
Canceled or Expired	-		$-
Outstanding, December 31, 2007	320		$0.48

At December 31, 2007, a total of 280,000 shares of the Company’s common stock were reserved for future grants under the 2003 Plan.  The Company’s 2003 Plan had, at December 31, 2007, 287,000 exercisable options outstanding at a price of $0.44 a share and 33,000 stock options that had not yet vested, at a price of 0.82 a share.  During 2007, 25,000 options vested at a per share price of $0.32 and 47,000 shares vested at a per share price of $0.82.

The following table summarizes information about all stock options of the Company that are outstanding at December 31, 2007 (in thousands except per share data).

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares Outstanding at 12/31/07	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable At 12/31/07	At a Weighted Average Exercise Price

$0.12	to	$0.50	520	4.5	$0.30	451	$0.30
$0.51	to	$1.00	150	4.7	$0.71	117	$0.68
$1.01	to	$1.50	10	2.5	$1.19	10	$1.19
$1.51	to	$2.02	20	1.0	$1.91	20	$1.91
$0.12	to	$2.02	700	3.8	$0.45	598	$0.44

The weighted average fair value of options granted during 2007 and 2006 was $0.82 and $0.32, respectively.  The Company recognized $98,000 of stock option compensation expense in 2007 and has $49,000 of unrecognized stock option compensation expense.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2007

6.

SHAREHOLDERS’ EQUITY (continued)

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2007 and December 31, 2006 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income tax footnote.

Stock Option Grants	2007 Option Grants	2006 Option Grants

Weighted average interest rates	4.7%	5.1%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	246.0%	180.0%
Forfeiture factor – Nonstatutory Stock Option Agreements	-	5.0%
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	7 years	7 years

The aggregate intrinsic value of the stock options issued as of December 31, 2007 was $210,000.  Aggregate intrinsic value is the market price at December 31, 2007, $0.69, less the exercise price of the outstanding options.

The weighted-average fair value of options granted during the years ended December 31, 2007 and 2006 for which the exercise price was equal to the market price on the grant date was $0.82 and $0.32, respectively, and the weighted-average exercise price was $0.82 and $0.32, respectively.    No stock options were granted during the years ended December 31, 2006 and 2005 for which the exercise price was greater than or less than the market price on the grant date.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2007

7.

INCOME TAXES

In 2007, the Company has recorded a $1,725 tax provision for state minimum taxes and for states where the utilization of net losses carried forward are not available.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows (in thousands):

	Years ended December 31,
	2007	2006

Federal tax (tax benefit) at the federal statutory rate	$(4)	(36)
Other differences	(113)	83
Permanent differences	1	1
Increase (decrease) in valuation allowance	116	(48)
Income tax benefits	$-	$-

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $21,446,000.  The Company also had federal and state research and development tax credit carryforwards of approximately $176,000.  The net operating loss and credit carryforwards will expire between 2008 and 2026.  The utilization of certain of the loss carryforwards is limited under Section 382 of the Internal Revenue Code.

Temporary differences that give rise to a significant portion of the deferred tax asset (liabilities) are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforward	$6,101	$5,667
Research credit carryforward	176	227
Reserves and accruals	573	751
Other, net	(186)	(103)
Valuation allowance for deferred tax assets	(6,664)	(6,542)
Net deferred tax assets	$-	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance has increased by $116,000 in 2007 and decreased by $48,000 in 2006.  The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

 The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48) and FASB Interpretation No. 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FIN No. 48-1), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not to be sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company has not finalized its study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any NOLs, however there may be additional ownership changes in the future, and any future change at its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2007

8.    SEGMENT INFORMATION

Sales by geographic markets for the year ended December 31, 2007 and 2006 were as follows:

	Year ending December 31,
	2007	2006
	(unaudited)	(unaudited)
Net Sales by Markets:
U.S Markets	$482	$801
International Markets	283	244
Net Sales	765	1,045
License revenues (worldwide)	526	182

Total Revenues	$1,291	$1,227