Form 10-Q
period 2008-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2008-05-15
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).     Yes  [   ]   No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,151,954 shares of Common Stock as of May 8, 2008.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

Page
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007…………..……..	3

Statements of Operations (Unaudited) for the Three Months Ended
March 31, 2008 and 2007…………………………………………………………………..…	4

Statements of Cash Flows (Unaudited) for the Three Months Ended
March 31, 2008 and 2007…………………………………………………………………..…	5

Notes to Financial Statements (Unaudited)..……………………………………………….....	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Conditions and Results of Operations.	12

Item 4. Controls and Procedures…....………………………………………………………………..…	17

PART II
OTHER INFORMATION

Item 1. Legal Proceedings………………………………………………………………………………..	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………………….	18

Item 6. Exhibits……………………………………………………………………………………….….	18

SIGNATURES.…………………………………………………………………………………………………..	19

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	March 31,	December 31,
(in thousands except share data)	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,397	$1,437
Accounts receivable	83	194
Inventories, net	45	25
Other current assets	35	40
Total current assets	1,560	1,696

Property and equipment, net	3	3

Total assets	$1,563	$1,699

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$52	$28
Current portion of deferred revenue	512	518
Accrued professional fees	78	95
Accrued employee benefits	34	39
Accrued income taxes	-	1
Other accrued expenses	6	6
Total current liabilities	682	687

Non-current liabilities
Deferred revenue	469	566
Total liabilities	1,151	1,253

Commitments and Contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	20,992	20,963
Accumulated deficit	(20,580)	(20,517)
Total shareholders' equity	412	446
Total liabilities and shareholders’ equity	$1,563	$1,699
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended March 31
(in thousands except per share data)	2008	2007

Net revenue	$266	$334
Cost of goods sold	81	107

Gross profit	185	227

Operating expenses:
Research and development	14	12
Selling, general and administrative	244	208

Total operating expenses	258	220

Income (loss) from operations	(73)	7

Other income:
Interest income, net	11	18
Total other income	11	18

Net income (loss) before provision for income taxes	(62)	25

Provision for income taxes	1	1

Net income (loss)	$(63)	$24

Net income (loss) per common share
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

Weighted average common shares outstanding
Basic	4,152	4,152
Diluted	4,152	4,782
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Three months ended March 31,

(in thousands)	2008	2007

Cash flows from operating activities
Net income (loss)	$(63)	$24

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	-	1
Stock option compensation	29	18
Changes in operating assets and liabilities:
Accounts receivable	111	(20)
Inventories	(20)	21
Other current assets	5	(3)
Accounts payable and accrued liabilities	1	12
Deferred revenue	(103)	(135)

Net cash used in operating activities	(40)	(82)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(40)	(82)
Cash and cash equivalents at beginning of period	1,437	1,941
Cash and cash equivalents at end of period	$1,397	$1,859
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2008

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in December 2010 and March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending March 31,
	2008	2007
	(unaudited)	(unaudited)
Right of first discussion	$21	$78
Exclusive license	54	37
Consulting services	27	20
Total	$102	$135

The deferred revenue from the PPC license agreement as of March 31, 2008 was $966,000.

The Company granted Schwarzkopf & Henkel a non-exclusive license for the development, manufacture, sale and distribution of certain licensed hair styling products using the Company’s patented technology.   Schwarzkopf & Henkel paid a license fee of $20,000 plus royalties based on net sales of licensed products in specified countries.  The license was effective May 1, 2007 and expires on April 30, 2010.  The license was amended on February 15, 2008 to include other hair care products on a non-exclusive basis.

The $20,000 license fee is being recognized on a straight-line basis over the life of the license of thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.  The revenue recognized under this agreement for the three months ending March 31, 2008 was $23,000 consisting of royalties of $22,000 and amortization of the license fee of $1,000.  The deferred revenue from the  Schwarzkopf & Henkel  license as of March  31, 2008 was $15,000.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	March 31, 2008
	(unaudited)	December 31, 2007

Components (raw materials)	$46	$31
Finished goods	23	22
Reserve for shrinkage and obsolescence	(24)	(28)
	$45	$25

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended March 31, 2008, options to purchase 700,000 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of March 31, 2008 and 2007, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending March 31,
	2008	2007
	(unaudited)	(unaudited)

Net income (loss) available to common shareholders	$(63)	$24

Weighted-average common shares outstanding during the period	4,152	4,152

Incremental shares from assumed conversions of stock options	-	630

Fully diluted weighted-average common shares and potential common stock (unaudited)	4,152	4,782

Capital Stock and Stock Options

During the three months ended March 31, 2008, no common stock or preferred stock was issued.  During the quarter ended March 31, 2008, no options to purchase shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan.  No issued options were exercised during the three months ended March 31, 2008; and no stock options expired under the expired 1990 Stock Option Plan.

The Company adopted SFAS 123 (R) “Share-Based Payment”, for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise and expiration experience rates in addition to the life of the option.  The Company adjusts the compensation expense by a forfeiture factor based on historical experience.  The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended March 31, 2008 and 2007 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

Stock Option Grants	2008 Option Grants	2007 Option Grants

Weighted average interest rates	no grants to date	4.7%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	no grants to date	246.0%
Forfeiture factor – Nonstatutory Stock Option Agreements	no grants to date	-
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	no grants to date	7 years

The Company recorded $13,000 and $16,000 of employee and non-employee compensation expense for stock options during the three months ended March 31, 2008, respectively, and $13,000 and $5,000 of employee and non-employee compensation expense for stock options during the three months ended March 31, 2007, respectively.  At March 31, 2008, there was $20,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan and the Nonstatutory Stock Option grants.  This cost is expected to be recognized over the following two months.

Nonstatutory Stock Option Agreements

In June 2006, the Company’s Board of Directors granted Nonstatutory Stock Option Agreements to the Company’s employees covering a total of 330,000 shares of common stock. The Board of Directors had set terms and conditions of these stock options.  Options were granted at the fair value at the date of the grant as determined by the average closing price of the Company’s common stock on the day prior to the grant date and the day of the grant.

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending March 31, 2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	330	$0.32
Options Granted	-	-
Canceled or Expired	-	-
Outstanding, March 31, 2008	330	$0.32

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options	Three months ending March 31, 2008
Non-vested Options
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	69	$0.32
Options Granted	-	-
Vested	(41)	$0.32

Outstanding, March 31, 2008	28	$0.32

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

A summary of the activity under the Non-Employee Directors’ Stock Option Plan is as follows (in thousands except per share data):

Non-Employee Directors’ Plan	Three months ending March 31, 2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	50	$1.13
Options Granted	-	-
Canceled or Expired	-	-
Outstanding, March 31, 2008	50	$1.13

At March 31, 2008, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and all options to purchase 50,000 shares were exercisable, at a weighted average exercise price of $1.13.

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

A summary of the activity under the 2003 Non-Employee Directors’ Stock Option Plan is as follows (in thousands except per share data):

2003 Non-Employee Directors’ Plan	Three months ending March 31, 2008
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	320	$0.48
Options Granted	-	-
Canceled or Expired	-	-
Outstanding, March 31, 2008	320	$0.48

At March 31, 2008, 280,000 shares of the Company’s common stock were reserved for future grants under the 2003 Non-Employees Directors’ Plan, and options to purchase 307,000 shares were exercisable, at a weighted average exercise price of $0.46.

A summary of the non-vested options activity under the 2003 Non-Employee Directors’ Stock Option Plan  is as follows (in thousands except per share data):

2003 Non-Employee Director’s Plan	Three months ending March 31, 2008
Non-vested Options
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	33	$0.82
Options Granted	-	-
Vested	(20)	$0.82

Outstanding, March 31, 2008	13	$0.82

INCOME TAXES

A provision for income taxes for the three month period ended March 31, 2008 was recorded for minimum tax liabilities incurred.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows (in thousands):

	Three months ending March 31,
	2008	2007
	(unaudited)	(unaudited)

Federal tax (benefit) at the federal statutory rate	$(57)	$8
NOL expirations and other differences	1,412	128
Permanent differences	-	-
Decrease in valuation allowance	(1,355)	(136)
Income tax benefits	$-	$-

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $21,446,000 with $4,100,000 set to expire on December 31, 2008.  The Company also had at December 31, 2007 federal and state research and development tax carryforwards of approximately $176,000 with $28,000 to expire on December 31, 2008.  The remaining net operating loss and credit carryforwards will expire between 2009 and 2021.

 The utilization of certain of the loss carryforwards maybe limited under Section 382 of the Internal Revenue Code.  The Company has not finalized its study to assess whether an ownership change has occurred that would materially impact the utilization of NOLs. The work performed to date does not indicate a material limitation of any NOLs, however there may be additional ownership changes in the future, and any future change at its current market capitalization would severely limit the annual use of these NOLs going forward. Such limitation could also result in expiration of a portion of the NOLs before utilization. Further, until the study is completed and any limitations known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any NOLs that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

2.    SEGMENT INFORMATION

Sales by geographic markets for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three months ending March 31,
	2008	2007
	(unaudited)	(unaudited)
Markets:
U.S Markets	$111	$154
International Markets	30	45
Net product revenue	141	199

License revenue (worldwide)	125	135

Net Sales	$266	$334

3.    NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB released FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133.  FAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management does not believe the adoption of FAS No. 161 will have a material impact on the Company's financial position or results of operations.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended March 31, 2008 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

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

● The delivery or performance of the undelivered items or service is considered probable and substantially in our control.

If these criteria are not met, then revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value.

The agreement with Personal Products Company (hereinafter referred to as “PPC”) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and documents supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and resources towards fulfilling the obligations to PPC, based on interpretative guidance provided by EITF 00-21.

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in December 2010 and March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending March 31,
	2008	2007
	(unaudited)	(unaudited)
Right of first discussion	$21	$78
Exclusive license	54	37
Consulting services	27	20
Total	$102	$135

The deferred revenue from the PPC license agreement as of March 31, 2008 was $966,000.

The Company granted Schwarzkopf & Henkel a non-exclusive license for the development, manufacture, sale and distribution of certain licensed hair styling products using the Company’s patented technology.   Schwarzkopf & Henkel paid a license fee of $20,000 plus royalties based on net sales of licensed products in specified countries.  The license was effective May 1, 2007 and expires on April 30, 2010.  The license was amended on February 15, 2008 to include other hair care products on a non-exclusive basis.

The $20,000 license fee is being recognized on a straight-line basis over the life of the license of thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.  The revenue recognized under this agreement for the three months ending March 31, 2008 was $23,000 consisting of royalties of $22,000 and amortization of the license fee of $1,000.  The deferred revenue from the  Schwarzkopf & Henkel  license as of March  31, 2008 was $15,000.

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

Results of Operations

Three Months ended March 31, 2008 compared to the Three Months ended March 31, 2007

Net revenue for the quarters ended March 31, 2008 and 2007 were as follows (in thousands):

	Three months ending March 31,
	2008	2007
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$111	$154
International markets	30	45
Net product revenue	141	199

License revenue (worldwide)	125	135

Net Revenues	$266	$334

Total revenues for the first quarter of 2008 were $266,000, a $68,000 decrease from the prior year’s revenues of $334,000.  Revenues in each of the market segments declined in the current period due to specific customers not ordering as they had last year last year.   Domestic sales for the three months ended March 31, 2008 were $43,000 less than the prior year, primarily attributable to decreased pheromone reorders from one existing licensee.  International sales for the three months ended March 31, 2008 of $30,000 were $15,000 less than sales of $45,000 for the three months ended March 31, 2007, a result of a private label customer’s cyclical orders.  Existing international customer orders made up over half of the private label revenue that was recorded last year.   License revenue decreased by $10,000 to $125,000 for the three months ending March 31, 2008.

Gross profit for the quarter ended March 31, 2008 of $185,000 is 18% less than the gross profit of $227,000 for the three months ended March 31, 2007.  As a percentage of revenues, gross profit of 70% for the first three months of 2008 was slightly higher than gross profit of 68% for the three months ended March 31, 2007.  Gross margin on product sales decreased to 78% for the first three months of 2008 from 81% for the first three months of 2007. The decreased product sales gross margin is due to an amendment with a licensee which reduced the supply price in exchange for an increased royalty rate.  The decrease in gross profit is attributed to the decreased revenues in the current quarter.

	Three months ending March 31,
	2008	2007
	(unaudited)	(unaudited)
Gross Profit by Revenue Type
Net product revenue	$110	$160
License revenue	75	67
Total Gross Profit	$185	$227

Research and development expenses for the first quarters of 2008 and 2007 were $14,000 and $12,000, respectively.  Research expenditures of $23,000 that were incurred for the three months ended March 31, 2008, and $35,000 incurred for the three months ended March 31, 2007, to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred for the quarters, including the amount recorded as license costs, were $37,000 for the three months ended March 31, 2008, which was $10,000 less than the $47,000 incurred for the three months ended March 31, 2007.  Decreased consultant costs accounted for the reduced research and development spending.  Research and development on several new compounds, in addition to the two compounds noted in the PPC license, is on-going at a reduced basic funding level.

Selling, general and administrative expenses for the three months ended March 31, 2008 of $244,000 are $36,000 more than the $208,000 incurred for the three months ended March 31, 2007.  Selling, marketing and distribution expenses were $3,000 less than the prior year as the Company continues to focus on product licensing which is less promotionally intensive.    General and administrative and facility costs increased by $39,000, primarily a result of increases in audit and tax fees, stock option compensation costs and decreased costs being charged as cost of goods sold  to support the PPC license.

The Company earned $11,000 and $18,000 in net interest income during the three months ending March 31, 2008 and 2007, respectively.  The decreased earnings was due to decreasing interest rates and the Company’s reduction in cash balances.

The Company has recorded $1,000 minimum tax provisions for the quarters ended March 31, 2008 and 2007, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had cash of $1,397,000 with no outstanding bank borrowings and working capital of $878,000.  At December 31, 2007, it had cash of $1,437,000 with no outstanding bank borrowings and working capital of $1,009,000.  For the first three months of 2008, net cash used in on-going activities was $39,000 as compared to the prior year’s $82,000, an improvement of $43,000.

Risk Factors

Our business is subject to various risks, including those described below.  You should carefully consider the following risk factors and all other information contained in this Form 10-Q. If any of the following events or outcomes actually occurs, our business, operating results, and financial condition would likely suffer.

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

Item 4.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in the quarter ended March 31, 2008.

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

Date:  May 14, 2008

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  May 14, 2008

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and Principal Accounting

Officer)