Form 10-Q
period 2008-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2008-08-14
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,151,954 shares of Common Stock as of August 11, 2008.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

Page
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007…………………………………...	3

Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2008 and 2007……...	4

Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008 and 2007…………….…..	5

Notes to Financial Statements (Unaudited)…………………………………………………………………...	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Conditions and Results of Operations………………..	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk…………………………………………….	19

Item 4. Controls and Procedures…………………………….………………………………………………….…	19

PART II
OTHER INFORMATION

Item 1. Legal Proceedings……………….………………………………………………………………………...	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds…………………………..……………..….	20
Item 3. Defaults Upon Senior Securities…………………………………………………………………………..	20
Item 4. Submission of Matters to a Vote of Security Holders…………………………………………………....	20
Item 5. Other Information………………………………………………………………………………………….	20
Item 6. Exhibits……………………………………………………………………………………………………	20

SIGNATURES………………………………………………………………………………………………………….	21

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	June 30,	December 31,
(in thousands except share data)	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,237	$1,437
Accounts receivable	72	194
Inventories	34	25
Other current assets	34	40
Total current assets	1,377	1,696

Property and equipment, net	2	3

Total assets	$1,379	$1,699

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$27	$28
Current portion of deferred revenue	446	518
Accrued professional fees	82	95
Accrued employee benefits	39	39
Accrued income taxes	-	1
Other accrued expenses	3	6
Total current liabilities	597	687

Non-current liabilities
Deferred revenue	435	566
Total liabilities	1,032	1,253

Commitments and Contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,015	20,963
Accumulated deficit	(20,668)	(20,517)
Total shareholders' equity	347	446
Total liabilities and shareholders’ equity	$1,379	$1,699
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands except per share data)	2008	2007	2008	2007

Net revenues	$236	$329	$502	$663
Cost of goods sold	73	76	154	183

Gross profit	163	253	348	480

Operating Expenses:
Research and development	9	16	23	28
Selling, general and administrative	249	238	493	446
Total operating expenses	258	254	516	474

Income (loss) from operations	(95)	(1)	(168)	6

Other income
Interest income, net	7	16	18	34
Total other income	7	16	18	34

Net income (loss) before provision for income taxes	(88)	15	(150)	40

Provision for income taxes	-	-	1	1

Net income (loss)	$(88)	$15	$(151)	$39

Net income (loss) per common share
Basic	$(0.02)	$0.00	$(0.04)	$0.01
Diluted	$(0.02)	$0.00	$(0.04)	$0.01

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	4,152	4,805	4,152	4,794
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Six months ended June 30
(in thousands)	2008	2007

Cash flows from operating activities
Net income (loss)	$(151)	$39

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	1	2
Stock option compensation	52	39
Changes in operating assets and liabilities:
Accounts receivable	123	(132)
Inventories	(9)	37
Other current assets	5	(3)
Accounts payable and accrued liabilities	(17)	(11)
Deferred revenue	(204)	(235)

Net cash used in operating activities	(200)	(264)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(200)	(264)
Cash and cash equivalents at beginning of period	1,437	1,941
Cash and cash equivalents at end of period	$1,237	$1,677
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2008

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

The Company believes that in human pheromone and other naturally-occurring compounds research funded by the Company presents an opportunity to create and market an entirely new category of fragrances, toiletry and consumer products, as well as other types of consumer products that do not require FDA approval as a pharmaceutical product.  The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing such products.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenue from sales initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements and SAB No. 104 Revenue Recognition.  The Company records multiple-element arrangements in accordance with EITF 00-21 Revenue Arrangements with Multiple Deliverables.

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

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in December 2011 and March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$47	$76	$68	$154
Exclusive license	36	38	90	75
Consulting services	16	5	43	25
Total	$99	$119	$201	$254

The deferred revenue from the PPC license agreement as of June 30, 2008 was $867,900.

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

The $20,000 license fee is being recognized on a straight-line basis over the life of the license of thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.  The revenue recognized under this agreement for the three months ending June 30, 2008 was $37,000 consisting of royalties of $35,000 and amortization of the license fee of $2,000. The revenue recognized under this agreement for the three months ending June 30, 2007 was $1,000 consisting of amortization of the license fee of $1,000. For the six months ending June 30, 2008 the revenues recognized under this agreement were $61,000, consisting of  royalties of $58,000 and amortization of the license fee of $3,000.  The revenue recognized under this agreement for the six months ending June 30, 2007 was $1,000 consisting of amortization of the license fee of $1,000.   The deferred revenue from the Schwarzkopf & Henkel license as of June 30, 2008 was $12,000.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	June 30, 2008
	(unaudited)	December 31, 2007

Components (raw materials)	$38	$31
Finished goods	20	22
Reserve for shrinkage and obsolescence	(24)	(28)
	$34	$25

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended June 30, 2008, options to purchase 712,000 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of June 30, 2008 and 2007, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2008	2007	2008	2007

Net income (loss) available to common shareholders (unaudited)	$(88)	$15	$(151)	$39

Weighted-average common shares outstanding during the period	4,152	4,152	4,152	4,152

Incremental shares from assumed conversions of stock options	-	653	-	642

Fully diluted weighted-average common shares and potential commons stock (unaudited)	4,152	4,805	4,152	4,794

Capital Stock and Stock Options

During the three months ended June 30, 2008, no common stock or preferred stock was issued.  During the quarter ended June 30, 2008, options to purchase 80,000 shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan.  No issued options were exercised during the six months ended June 30, 2008; and 9,999 stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended June 30, 2008 and 2007 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

Stock Option Grants	2008 Option Grants	2007 Option Grants

Weighted average interest rates	3.5%	4.7%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	143.0%	246.0%
Forfeiture factor – Nonstatutory Stock Option Agreements	-	-
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	7 years	7 years

The Company recorded $9,000 and $14,000 of employee and non-employee compensation expense for stock options during the three months ended June 30, 2008, respectively, and $13,000 and $9,000 of employee and non-employee compensation expense for stock options during the three months ended June 30, 2007, respectively.  At  June 30, 2008, there was $36,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan.  This cost is expected to be recognized over the following eleven months.

Nonstatutory Stock Option Agreements

In June 2006, the Company’s Board of Directors granted nonstatutory stock options to the Company’s employees covering a total of 330,000 shares of common stock pursuant to the Nonstatutory Stock Option Agreements. The Board of Directors had set terms and conditions of these stock options.  Options were granted at the fair value at the date of the grant as determined by the average closing price of the Company’s common stock on the day prior to the grant date and the day of the grant.

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending June 30, 2008		Six months ending June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	330	$0.32	330	$0.32
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, June 30, 2008	330	$0.32	330	$0.32

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options	Three months ending		Six months ending
Non-vested Options	June 30, 2008		June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	28	$0.32	69		$0.32
Options Granted	-	-	-	-
Vested	(28)	$0.32	(69)		$0.32

Outstanding, June 30, 2008	-	$0.32	-		$0.32

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

A summary of the activity under the Non-Employee Directors’ Stock Option Plan is as follows (in thousands except per share data):

Non-Employee Directors’ Plan	Three months ending June 30, 2008		Six months ending June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	50	$1.13	50	$1.13
Options Granted	-	-	-	-
Canceled or Expired	(10)	$2.02	(10)	$2.02
Outstanding, June 30, 2008	40	$0.91	40	$0.91

At June 30, 2008, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and all options to purchase 40,000 shares were exercisable, at a weighted average exercise price of $0.91.

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

A summary of the activity under the 2003 Non-Employee Directors’ Stock Option Plan is as follows (in thousands except per share data):

2003 Non-Employee Directors’ Plan	Three months ending June 30, 2008		Six months ending June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	320	$0.48	320	$0.48
Options Granted	80	$0.51	80	$0.51
Canceled or Expired	-	-	-	-
Outstanding, June 30, 2008	400	$0.48	400	$0.48

At June 30, 2008, 200,000 shares of the Company’s common stock were reserved for future grants under the 2003 Non-Employees Directors’ Plan, and options to purchase 327,000 shares were exercisable, at a weighted average exercise price of $0.48.

A summary of the non-vested options activity under the 2003 Non-Employee Directors’ Stock Option Plan  is as follows (in thousands except per share data):

2003 Non-Employee Director’s Plan Non-vested Options	Three months ending June 30, 2008		Six months ending June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	13	$0.82	33	$0.82
Options Granted	80	$0.51	80	$0.51
Vested	(20)	$0.72	(40)	$0.77

Outstanding, June 30, 2008	73	$0.51	73	$0.51

INCOME TAXES

A provision for income taxes for the six month period ended June 30, 2008 was recorded for minimum tax liabilities incurred.

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

2.    SEGMENT INFORMATION

Sales by geographic markets for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S markets	$41	$196	$152	$350
International markets	58	13	88	58
Net product revenue	99	209	240	408

License revenue (worldwide)	137	120	262	255

Net sales	$236	$329	$502	$663

3.    NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Financial Accounting Standards Board statement No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008, which did not have a material impact on its financial condition and results of operations. In September 2006, the Financial Accounting Standards Board issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008.

In March 2008, the FASB released FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  FAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management does not believe the adoption of FAS No. 161 will have a material impact on the Company's financial position or results of operations.

In May 2008, the FASB released FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  FAS No. 162 identifies the sources of accounting principles and framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP Hierarchy).  This statement is effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411.  Management does not believe the adoption of FAS No. 162 will have a material impact on the Company's financial position or results of operations.

In May 2008, the FASB released FAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.  The scope of FAS No. 163 is limited to financial guarantee insurance contracts  focusing on the recognition and measurement of claim liabilities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Management does not believe the adoption of FAS No. 163 will have any impact on the Company as the scope of the FAS is outside the Company’s business activities.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended June 30, 2008 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

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

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenue from sales initiated by sales agents, net of the sales commissions earned following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements and SAB No. 104 Revenue Recognition.  The Company records multiple-element arrangements in accordance with EITF 00-21 Revenue Arrangements with Multiple Deliverables.

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

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in December 2011 and March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$47	$76	$68	$154
Exclusive license	36	38	90	75
Consulting services	16	5	43	25
Total	$99	$119	$201	$254

The deferred revenue from the PPC license agreement as of June 30, 2008 was $867,900.

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

The $20,000 license fee is being recognized on a straight-line basis over the life of the license of thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.  The revenue recognized under this agreement for the three months ending June 30, 2008 was $37,000 consisting of royalties of $35,000 and amortization of the license fee of $2,000. The revenue recognized under this agreement for the three months ending June 30, 2007 was $1,000 consisting of amortization of the license fee of $1,000. For the six months ending June 30, 2008 the revenues recognized under this agreement were $61,000, consisting of  royalties of 58,000 and amortization of the license fee of $3,000.  The revenue recognized under this agreement for the six months ending June 30, 2007 was $1,000 consisting of amortization of the license fee of $1,000.

The deferred revenue from the Schwarzkopf & Henkel license as of June 30, 2008 was $12,000.

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

Results of Operations

Three Months ended June 30, 2008 compared to the Three Months ended June 30, 2007

Net revenue for the quarters ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ending June 30,
	2008	2007
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$41	$196
International markets	58	13
Net product revenue	99	209

License revenue (worldwide)	137	120

Net Revenues	$236	$329

Total revenue for the second quarter of 2008 was $236,000, a $93,000 decrease from the prior year’s revenue of $329,000.  Domestic sales for the three months ended June 30, 2008 were $155,000 less than the prior year, attributable to a new customer’s seasonal sale in 2007 for which a similar order has not been placed in 2008.  International sales for the three months ended June 30, 2008 of $58,000 were $45,000 more than sales of $13,000 for the three months ended June 30, 2008.  Neither the domestic nor international customers’ purchasing patterns are on a seasonal or cyclical pattern which results in inconsistent revenues.   License revenue increased by $17,000 to $137,000 for the three months ending June 30, 2008, due to the Schwarzkopf & Henkel license that was signed in May 2007.

Gross profit for the quarter ended June 30, 2008 of $163,000 is 36% less than the gross profit of $253,000 for the three months ended June 30, 2007.  As a percentage of revenue, gross profit of 69% for the second quarter of 2008 was less than gross profit of 77% for the three months ended June 30, 2007.  Gross margin on product sales decreased to 71% for the second quarter of 2008 from 91% for the comparable three months of 2007. The decreased product sales gross margin is due to both the reduced domestic sales activity and an amendment with a licensee which reduced the supply price in exchange for an increased royalty rate.  The decrease in gross profit is attributed to the decreased revenue in the current quarter.

	Three months ending June 30,
	2008	2007
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$70	$190
License gross profit	93	63
Total Gross Profit	$163	$253

Research and development expenses for the second quarters of 2008 and 2007 were $9,000 and $16,000, respectively.  Research expenditures of $30,000 that were incurred for the three months ended June 30, 2008, and $32,000 incurred for the three months ended June 30,2007, to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred for the quarters, including the amount recorded as license costs, were $39,000 for the three months ended June 30, 2008, which was $9,000 less than the $48,000 incurred for the three months ended June 30, 2007.  Decreased consultant costs accounted for the reduced research and development spending.  Research and development on several new compounds, in addition to the two compounds noted in the PPC license, is on-going at a reduced basic funding level.

Selling, general and administrative expenses for the three months ended June 30, 2008 of $249,000 are $11,000 more than the $238,000 incurred for the three months ended June 30, 2007.  Selling, marketing and distribution expenses were $3,000 less than the prior year as the Company continues to focus on product licensing which is less promotionally intensive.    General and administrative and facility costs increased by $14,000, primarily a result of increases in audit and tax fees and stock option compensation costs.

The Company earned $7,000 and $16,000 in net interest income during the three months ending June 30, 2008 and 2007, respectively.  The decreased earnings were due to decreasing interest rates and the Company’s reduction in cash balances.

The Company did not record a minimum tax provision for the quarters ended June 30, 2008 and 2007, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Six Months ended June 30, 2008 as compared to the Six Months ended June 30, 2007

Net revenue for the six months ended June 30, 2008 and 2007 were as follows:

	Six months ending June 30,
	2008	2007
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$152	$350
International markets	88	58
Net product revenue	240	408

License revenue (worldwide)	262	255

Net Revenues	$502	$663

Net revenue for the six months ended June 30, 2008 was $502,000.  This was a 24% decrease from net revenue of $663,000 for the first six months of 2007.  Decreased 2008 revenue of $161,000 were due to two domestic customers who did not order comparable amounts of product as they had in 2007.  Existing and new customer orders increased sales during the first six months of 2008, but not enough to offset the two declining customer’s purchases.  Since the Company is not always aware of its customer’s manufacturing and marketing plans, revenue fluctuations do occur between periods.   International revenues were $88,000, which is more than the prior year due to increased sales into the Latin American markets.

Gross profit for the six months of 2008 decreased 28% to $348,000 from $480,000 in 2007.  Gross margin for the six months ended June 30, 2008 was 69%, a 3% reduction from 72% for the six months ended June 30, 2007.  The decreased gross profit and margins is attributable to both the decreased product sales of high margin items.  Increased license revenue from the Schwarzkopf & Henkel license has helped to mitigate a portion of the sales decline.

	Six months ending June 30,
	2008	2007
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$180	$350
License gross profit	168	130
Total Gross Profit	$348	$480

Research and development expenses for the first half of 2008 and 2007 were $23,000 and $28,000, respectively.  Research expenditures of $53,000 and $67,000 that were incurred in 2008 and 2007, respectively, to support the PPC license have been charged as cost of goods sold. The total research and development cost incurred for the first six months of 2008 was $76,000 and $95,000 for the six months in 2007.  Decreased consultant costs are due to the timing of the on-going research and develop requirements of the several new compounds that are under development.

Selling, general and administrative expenses for the first half of 2008 were $493,000 and $446,000 for the comparable period of 2007, a $47,000 increase.  Selling, marketing and distribution expenses are $5,000 less than the prior year as the Company continues to focus on product licensing which is less capital intensive.  General and administrative and facility costs increased by $52,000 primarily due to professional fees incurred in response to an SEC revenue recognition inquiry (which was eventually accepted as filed) and higher stock compensation recognition due to increased stock price at the time of the grants.

The Company earned $18,000 and $34,000 in net interest income during the six months ending June 30, 2008 and 2007, respectively.  The decreased earnings were due to reduced interest rates and lower cash balances.

The Company recorded a $1,000 minimum tax provisions in 2008 and 2007, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had cash of $1,237,000 with no outstanding bank borrowings and working capital of $780,000.  At December 31, 2007, the Company had cash of $1,437,000 with no outstanding bank borrowings and working capital of $1,009,000.  For the first six months of 2008, net cash used in on-going activities was $200,000 as compared to $264,000 for the same period in 2007, an improvement of $64,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in the quarter ended June 30, 2008.

After our 2008 annual shareholders meeting, pursuant to the 2003 Plan, we have granted annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.  The options were offered pursuant to exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D. There was a total of four optionees, which were “accredited investors” as such term is defined in Regulation D. A legend was placed on each option that neither it nor the underlying shares of common stock have been registered and are restricted from resale.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of  Security Holders

The Company’s annual shareholder meeting was held on June 17, 2008, at which the following proposal was approved:

Proposal 1:  Election of the following Directors:

Name	Votes For	Votes Withheld

William P. Horgan	3,925,994	45,404
Bernard I. Grosser, M.D.	3,929,125	42,739
Helen C. Leong	3,927,826	43,572
Robert Marx	3,929,774	42,090
Carson Tang	3,930,290	41,574

Item 5. Other Information

Not applicable.

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

Date:  August 14, 2008

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  August 14, 2008

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)