Form 10-Q
period 2008-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2008-11-12
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23544

HUMAN PHEROMONE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

California	94-3107202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

84 West Santa Clara Street, San Jose, California	95113
(Address of principal executive offices)	(Zip code)

 Registrant’s telephone number:  (408) 938-3030

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,151,954 shares of Common Stock as of November 11, 2008.

HUMAN PHEROMONE SCIENCES, INC.

INDEX
Page
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2008 (Unaudited) and December 21, 2007

3

Statements of Operations (Unaudited) for the Three and Nine Months Ended
September 30, 2008 and 2007

4

Statements of Cash Flows (Unaudited) for the Nine Months Ended
September 30, 2008 and 2007

5

Notes to Financial Statements (Unaudited)

6

Item 2. Management's Discussion and Analysis of Financial Condition and Results

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

19

Item 4. Controls and Procedures

19

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

20

Item 1A. Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3. Defaults Upon Senior Securities

20

Item 5. Other Information

20

Item 6. Exhibits

20

SIGNATURES

21

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	September 30,	December 31,
(in thousands except share data)	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,082	$1,437
Accounts receivable	91	194
Inventories	50	25
Other current assets	34	40
Total current assets	1,257	1,696

Property and equipment, net	2	3

Total assets	$1,259	$1,699

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$31	$28
Current portion of deferred revenue	384	518
Accrued professional fees	85	95
Accrued employee benefits	34	39
Accrued income taxes	-	1
Other accrued expenses	19	6
Total current liabilities	553	687

Non-current liabilities
Deferred revenue	375	566
Total liabilities	928	1,253

Commitments and Contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,029	20,963
Accumulated deficit	(20,698)	(20,517)
Total shareholders' equity	331	446
Total liabilities and shareholders’ equity	$1,259	$1,699

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months Ended September 30,		Nine months ended September 30,

(in thousands except per share data)	2008	2007	2008	2007

Net revenues	$262	$239	$764	$902

Cost of goods sold	86	94	240	277

Gross profit	176	145	524	625

Operating Expenses:
Research and development	10	10	33	38
Selling, general and administrative	203	240	696	686
Total operating expenses	213	250	729	724

Loss from operations	(37)	(105)	(205)	(99)

Other income
Interest income, net	7	16	25	50
Total other income	7	16	25	50

Net loss before provision for income taxes	(30)	(89)	(180)	(49)

Provision for income taxes	-	4	1	5

Net loss	$(30)	$(93)	$(181)	$(54)

Net income (loss) per common share
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.01)
Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.01)

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	4,152	4,152	4,152	4,152

See accompanying notes to financial statements

.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Nine months ended September 30

(in thousands)	2008	2007

Cash flows from operating activities
Net loss	$(181)	$(54)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1	3
Stock option compensation	66	69
Changes in operating assets and liabilities:
Accounts receivable	103	(21)
Inventories	(25)	(2)
Other current assets	6	(17)
Accounts payable and accrued liabilities	-	10
Deferred revenue	(325)	(378)

Net cash used in operating activities	(355)	(390)

Cash flows used in investing activities
	-	(1)
Net cash used in investing activities	-	(1)

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(355)	(391)
Cash and cash equivalents at beginning of period	1,437	1,941
Cash and cash equivalents at end of period	$1,082	$1,550

See accompanying notes to financial statements

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2008

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$81	$86	$149	$240
Exclusive license	36	37	126	112
Consulting services	2	18	45	43
Total	$119	$141	$320	$395

The deferred revenue from the PPC license agreement as of September 30, 2008 was $748,000.

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

A summary of the revenue recognized for Schwarzkopf & Henkel a non-exclusive license follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$33	$14	$91	$14
License fee	2	2	5	3
Total	$35	$16	$96	$17

The deferred revenue from the Schwarzkopf & Henkel license as of September 30, 2008 was $11,000.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	September 30, 2008
	(unaudited)	December 31, 2007

Components (raw materials)	$18	$31
Finished goods	56	22
Reserve for shrinkage and obsolescence	(24)	(28)
	$50	$25

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended September 30, 2008 and 2007, options to purchase 723,000 and 700,000 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive, respectively.  For the nine months ended September 30, 2008 and 2007, options to purchase 754,000 and 661,000 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive, respectively.

As of September 30, 2008 and 2007, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2008	2007	2008	2007

Net income (loss) available to common shareholders (unaudited)	$(30)	$(93)	$(181)	$(54)

Weighted-average common shares outstanding during the period (unaudited)	4,152	4,152	4,152	4,152

Capital Stock and Stock Options

During the three months ended September 30, 2008, no common stock or preferred stock was issued.  During the quarter ended September 30, 2008, no options to purchase shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan, options to purchase 70,000 shares of common stock were granted to an officer pursuant to the Nonstatutory Stock Option Agreement issued outside of the Company’s equity incentive plans.  No issued options were exercised during the three months ended September 30, 2008; and no stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended September 30, 2008 and 2007 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

Stock Option Grants	2008 Option Grants	2007 Option Grants

Weighted average interest rates	3.4% to 3.5%	4.7%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	143.0%	246.0%
Forfeiture factor – Nonstatutory Stock Option Agreements	3.9%	-
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	7 years	7 years

The Company recorded $4,000 and $10,000 of employee and non-employee compensation expense for stock options during the three months ended September 30, 2008, respectively, and $13,000 and $16,000 of employee and non-employee compensation expense for stock options during the three months ended September 30, 2007, respectively.  At September 30, 2008, there was $36,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan and employee Nonstatutory Stock Option grants.  This cost is expected to be recognized over the following twenty one months.

Nonstatutory Stock Option Agreements

In July 2008, the Company’s Board of Directors granted nonstatutory stock options to a Company’s officer covering a total of 70,000 shares of common stock pursuant to the Nonstatutory Stock Option Agreements. The Board of Directors had set terms and conditions of these stock options.  Options were granted at the fair value at the date of the grant as determined by the average closing price of the Company’s common stock on the day of the grant.

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending September 30, 2008		Nine months ending September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	330	$0.32	330	$0.32
Options Granted	70	$0.45	70	$0.45
Canceled or Expired	-	-	-	-
Outstanding, September 30, 2008	400	$0.34	400	$0.34

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Non-vested Options	Three months ending September 30, 2008		Nine months ending September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	-	$0.00	69	$0.32
Options Granted	70	$0.45	70	$0.45
Vested	(9)	$0.45	(78)	$0.32
Outstanding, September 30, 2008	61	$0.45	61	$0.45

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

A summary of the activity under the Directors’ Plan is as follows (in thousands except per share data):

Directors’ Plan	Three months ending September 30, 2008		Nine months ending September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	40	$0.91	50	$1.13
Options Granted	-	-	-	-
Canceled or Expired	-	-	(10)	$2.02
Outstanding, September 30, 2008	40	$0.91	40	$0.91

At September 30, 2008, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and options to purchase 40,000 shares were exercisable, at a weighted average exercise price of $0.91.

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

A summary of the activity under the 2003 Option Plan is as follows (in thousands except per share data):

2003 Plan	Three months ending September 30, 2008		Nine months ending September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$0.48	320	$0.48
Options Granted	-	-	80	$0.51
Canceled or Expired	-	-	-	-
Outstanding, September 30, 2008	400	$0.48	400	$0.48

At September 30, 2008, 200,000 shares of the Company’s common stock were reserved for future grants under the 2003 Plan, and options to purchase 387,000 shares were exercisable, at a weighted average exercise price of $0.48.

A summary of the non-vested options activity under the 2003 Plan  is as follows (in thousands except per share data):

2003 Plan Non-vested Options	Three months ending September 30, 2008		Nine months ending September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	73	$0.51	33	$0.82
Options Granted	-	-	80	$0.51
Vested	(20)	$0.52	(60)	$0.68

Outstanding, September 30, 2008	53	$0.51	53	$0.51

INCOME TAXES

A provision for income taxes for the nine month period ended September 30, 2008 was recorded for minimum tax liabilities incurred.

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

2.  SEGMENT INFORMATION

Sales by geographic markets for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S markets	$93	$7	$245	$330
International markets	15	75	103	160
Net product revenue	108	82	348	490

License revenue (worldwide)	154	157	416	412

Net revenues	$262	$239	$764	$902

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended September 30, 2008 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

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

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$81	$86	$149	$240
Exclusive license	36	37	126	112
Consulting services	2	18	45	43
Total	$119	$141	$320	$395

The deferred revenue from the PPC license agreement as of September 30, 2008 was $748,000.

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

A summary of the revenue recognized for Schwarzkopf & Henkel a non-exclusive license follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$33	$14	$91	$14
License fee	2	2	5	3
Total	$35	$16	$96	$17

The deferred revenue from the Schwarzkopf & Henkel license as of September 30, 2008 was $11,000.

The $20,000 license fee is being recognized on a straight-line basis over the life of the license of thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.  The revenue recognized under this agreement for the three months ending September 30, 2008 was $35,000 consisting of royalties of $33,000 and amortization of the license fee of $2,000. The revenue recognized under this agreement for the three months ending September 30, 2007 was $16,000 consisting of royalties of $14,000 and amortization of the license fee of $2,000. For the nine months ending September 30, 2008 the revenues recognized under this agreement were $96,000, consisting of royalties of 91,000 and amortization of the license fee of $5,000.  The revenue recognized under this agreement for the nine months ending September 30, 2007 was $17,000 consisting royalties of $14,000 of amortization of the license fee of $3,000.   The deferred revenue from the Schwarzkopf & Henkel license as of September 30, 2008 was $11,000.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	September 30, 2008
	(unaudited)	December 31, 2007

Components (raw materials)	$18	$31
Finished goods	56	22
Reserve for shrinkage and obsolescence	(24)	(28)
	$50	$25

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

Results of Operations

Three Months ended September 30, 2008 compared to the Three Months ended September 30, 2007

Net revenue for the quarters ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ending September 30,
	2008	2007
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$93	$7
International markets	15	75
Net product revenue	108	82

License revenue (worldwide)	154	157

Net Revenues	$262	$239

Net revenues for the three months ended September 30, 2008 was $262,000, a $23,000 increase from the prior year’s revenue of $239,000.  Domestic sales for the three months ended September 30, 2008 were $86,000 more than the prior year, attributable to a reorders from a long standing customer. International sales for the three months ended September 30, 2008 of $15,000 were $60,000 less than sales of $75,000 for the three months ended September 30, 2007 due to decreased private label manufacturing for an Asian customer who has moved its manufacturing offshore.  Neither the domestic nor international customers’ purchasing patterns are on a seasonal or cyclical pattern which results in inconsistent revenue.   License revenue decreased by $3,000 to $154,000 for the three months ending September 30, 2008.  Increased royalties from the Schwarzkopf & Henkel license nearly offset the decreased revenue recognized from the PPC license.

Gross profit for the quarter ended September 30, 2008 of $176,000 is 31% more than the gross profit of $145,000 for the three months ended September 30, 2007.  As a percentage of revenue, gross profit of 67% for the third quarter of 2008 was more than gross profit of 61% for the three months ended September 30, 2007.  Gross margin on product sales increased slightly to 75% for the third quarter of 2008 from 73% for the comparable three months of 2007. The increases in both gross profit and gross margin is attributed to the increased revenues and revenues from higher margin products.

	Three months ending September 30,
	2008	2007
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$81	$60
License gross profit	95	85
Total Gross Profit	$176	$145

Research and development expenses for the third quarters of 2008 and 2007 were $10,000 in each period.  Research expenditures of $47,000 that were incurred for the three months ended September 30, 2008, and $49,000 incurred for the three months ended September 30,2007, to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred for the quarters, including the amount recorded as cost of goods sold, were $57,000 for the three months ended September 30, 2008, which was $2,000 less than the $59,000 incurred for the three months ended September 30, 2007.  Research and development on several new compounds, in addition to the two compounds noted in the PPC license, is on-going at a reduced basic funding level.

Selling, general and administrative expenses for the three months ended September 30, 2008 of $183,000 are $34,000 less than the $217,000 incurred for the three months ended September 30, 2007.  Selling, marketing and distribution expenses were $2,000 less than the prior year as the Company continues to focus on product licensing which is less promotionally intensive.  General and administrative and facility costs decreased by $32,000, primarily a result of decreases in audit and tax fee accruals, travel and stock option compensation costs.

The Company earned $7,000 and $16,000 in net interest income during the three months ending September 30, 2008 and 2007, respectively.  The decrease in net interest income was due to decreasing interest rates and the Company’s reduction in cash balances.

The Company did not record a minimum tax provision for the quarters ended September 30, 2008 and 2007, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Nine Months ended September 30, 2008 as compared to the Nine Months ended September 30, 2007

Net revenue for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine months ending September 30,
	2008	2007
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$245	$330
International markets	103	160
Net product revenue	348	490

License revenue (worldwide)	416	412

Net Revenues	$764	$902

Net revenue for the nine months ended September 30, 2008 was $764,000.  This was a 15% decrease from net revenue of $902,000 for the first nine months of 2007.  Domestic product revenues decreased by $85,000 in 2008 due to two customers who did not order comparable amounts of product as they had in 2007.  New customer sales increased  during the first nine months of 2008, but not enough to offset the two declining customers’ purchases.  Since the Company is not always aware of its customers’ manufacturing and marketing plans, revenue fluctuations do occur between periods. International revenues of $103,000 in the nine months ended September 30, 2008, which is $57,000  less than the prior year due to an Asian market distributor that is continuing to use our compounds but is manufacturing their private label product overseas to reduce shipping and other manufacturing costs.

Gross profit for the first nine months of 2008 decreased 16% to $524,000 from $625,000 in the first nine months of 2007.  Gross margin was 69% for both the nine months ended September 30, 2008 and the nine months ended September 30, 2007.  Gross margin on product sales decreased to 75% for the nine months ended September 30, 2008 from 84% for the nine months ended September 30, 2007.  The decreased product gross profit and declining gross margin on product sales is attributable to both the decreased product sales and increased sales of higher cost products.  Gross margin on license increased to 63% for the nine months ended September 30, 2008 from 52% for the nine months ended September 30, 2007. Increased license revenue from the Schwarzkopf & Henkel license has helped to increase the license gross profit and margin.

	Nine months ending September 30,
	2008	2007
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$261	$411
License gross profit	263	214
Total Gross Profit	$524	$625

Research and development expenses for the nine months ended September 30, 2008 and 2007 were $33,000 and $38,000, respectively.  Research expenditures of $100,000 and $116,000 that were incurred in the nine months ended September 30, 2008 and 2007, respectively, to support the PPC license have been charged as cost of goods sold. The total research and development cost incurred for the first nine months of 2008 was $133,000 and $154,000 for the nine months in 2007.  The reduction in spending is the result of reduced consultant costs due to the timing of the on-going research and development requirements of the several new compounds that are under development.

Selling, general and administrative expenses for the first nine months of 2008 were $696,000 and $686,000 for the comparable period of 2007, a $10,000 increase.  Selling, marketing and distribution expenses are $2,000 less than the prior year as the Company continues to focus on product licensing which is less capital intensive. General, administrative and facility costs increased by $8,000 primarily due to general increases in professional fees, health insurance benefits, and corporate administration.

The Company earned $25,000 and $50,000 in net interest income during the nine months ending September 30, 2008 and 2007, respectively.  The decreased earnings were due to reduced interest rates and lower cash balances.

The Company recorded a $1,000 minimum tax provision in 2008 and $5,000 in 2007, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Off-Balance Sheet Arrangements.

None.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had cash of $1,082,000 with no outstanding bank borrowings and working capital of $704,000.  At December 31, 2007, the Company had cash of $1,437,000 with no outstanding bank borrowings and working capital of $1,009,000.  For the first nine months of 2008, net cash used in operating activities was $355,000 as compared to $390,000 for the same period in 2007, an improvement of $35,000.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in the quarter ended September 30, 2008.

On July 18, 2008, the Company’s Board of Directors granted nonstatutory stock options to one Company officer covering a total of 70,000 shares of common stock pursuant to the Nonstatutory Stock Option Agreements.  Options were granted at $ 0.45 per share, which was determined to be the fair value at the date of the grant as determined by the closing price of the Company’s common stock on the day of the grant.  The options were offered pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The optionee is an “accredited investor” as such term is defined in Regulation D. A legend was placed on the option that neither it nor the underlying shares of common stock have been registered and is restricted from resale.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

On July 18, 2008, the Company’s Board of Directors granted nonstatutory stock option to purchase 70,000 shares of the Company’s common stock to Gregory S. Fredrick, the Company’s Chief Financial Officer, pursuant to the Nonstatutory Stock Option Agreement, with the exercise price of $ 0.45 per share, which was determined to be the fair value at the date of the grant as determined by the closing price of the Company’s common stock on the day  of the grant.  The option will vest monthly over a period of two years, for so long as Mr. Fredrick continues to be employed by the Company; provided that the vesting shall accelerate in event of the Termination not for Cause (as defined in the Stock Option Agreement).

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

Date:  November 12, 2008

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  November 12, 2008

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

21