Form 10-K
period 2008-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2009-03-27
CIK 878616

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-K

(MARK ONE)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-23544

HUMAN PHEROMONE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

__________________California_____________________    _________94-3107202_________

(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

__84 W Santa Clara St.,  Suite 720,  San Jose, California_   ____________95113____________

 (Address of principal executive offices)          (Zip code)

Registrant’s telephone number, including area code:  (408) 938-3030

Securities registered under Section 12(b) of the Act:

______None_______

(Title of class)

Securities registered under Section 12(g) of the Act:

_  Common_Stock____

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

 Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ] No [x]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,354,000 as of June 30, 2008 based upon the closing sale price on the OTC Bulletin Board reported for such date.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,151,954 shares of the registrant’s common stock issued and outstanding as of March 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on July 16, 2009.

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

Item 1.

Business

Introduction

The Company, a California corporation, was founded in 1989 as EROX Corporation to develop and market a broad range of consumer products containing mood-enhancing compounds containing pheromones or eliciting pheromone like responses.  On May 29, 1998, the shareholders of the Company voted to change the name of the Company to Human Pheromone Sciences, Inc.  Human Pheromone Sciences, Inc. is alternatively referred to in this report as “we,” “us,” “our,” “HPS” or the “Company”.

The Company believes that research funded by the Company presents an opportunity to create and market new categories of mood-enhancing based consumer products that do not require FDA approval.  The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing this category of consumer products.

Replications of naturally occurring compounds, such as pheromones that underlie the Company’s current patents, are chemical substances known to stimulate species-specific biological responses in animals.  For nineteen years, scientists and advisors engaged by the Company have studied the functions and characteristics of human pheromones and other mood-enhancing compounds.

The compounds are included as a component of the Company’s current products and are manufactured for the Company by contract vendors.  The manufacturing process for these compounds begins with hydrocarbon compounds commonly available from chemical supply houses, and involves the use of a synthetic chemistry process.  Since 2001 an independent laboratory has manufactured these compounds, androstadienone and estratetraenol (the “Initial Compounds”), under the direction of HPS’ consulting scientists.  All the steps in the manufacturing process are standard chemical laboratory procedures.  The manufacturing process for compounds are similar to methods by which other naturally occurring substances (such as amino acids) are synthetically produced.

The Company is also involved in the identification and development of additional compounds that, in initial human studies, have shown a wide spectrum of mood-enhancing activities.  In September 2008, the Company filed with the U.S. Patent Office a Comprehensive Patent Application for ER 303 one of the new compounds that it has been testing.

The HPS Technology

The Initial Compounds.  People have long known that insects and animals communicate with one another through subtle, biochemical cues recognized and understood by other members of the same species.  These biochemical signals warn of danger, indicate the presence of food, mark territorial boundaries and display sexual maturation or readiness.  The biochemical messengers that deliver these communications are pheromones.  Pheromones trigger (pheromonal response) a nerve impulse to the hypothalamus and other emotion-related centers of the brain when applied within or adjacent to the nasal passages.

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

As a result of its research and the research of other scientists, the Company believes evidence has been developed that indicates that humans respond to these Initial Compounds.  HPS has also found that they are sexually dimorphic; that is, some show more activity in females while others show a higher level of activity in males.  During the studies of human pheromones conducted by the Company, certain human subjects volunteered descriptions of their feelings.  Women frequently described feeling comfortable or at ease or more positive, while a number of male subjects described a feeling of confidence and self-assurance.  These results have been independently validated at leading universities around the world.

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

A scent binds to smell receptors in the nose and stimulates a specific region of the brain resulting in the sensation of smell.  These Initial Compounds bind to separate receptors that are physically and functionally distinct from smell receptors.  These pheromone receptors stimulate a region of the brain different from that stimulated by smell receptors.  Since it is widely believed that traditional perfumes and toiletry products allure and intrigue the senses, an alliance between these products and the Company’s compounds seems quite natural.  For these products to create a true effect in humans, however, it must contain compounds that will trigger the phermonal response in humans. Thus, consumer products containing these mood enhancing components may provide more allure than any others currently available.

Additional Compounds.  The Company continues to explore naturally occurring substances in a variety of tests to increase its knowledge and understanding of their range of influence on human emotions and their application as components of consumer products.  In 2005, the Company began conducting studies on human volunteers with two additional naturally-occurring compounds, ER 303 and ER 99, with promising results.  The Company continued to invest in further development of these two additional compounds with continuing successful results. In September 2008, the Company filed with the U.S. Patent Office a Comprehensive Patent Application for ER 303 and has begun presenting the benefits of the compound to interested consumer product companies.  ER 303 is a previously undeveloped compound with its origin in sea coral, which has positive emotional impacts on both men and women, enhancing feelings of positive social relationships, excitement and social attraction.

With respect to ER 99, whose preliminary results have not been made public, the Company is seeking funding for expanded human testing to validate the initial findings.  The Company’s six other identified compounds which have completed early stages of development will not have additional testing work performed and minimal development work performed until the financing for such work is available.

The Current HPS Products and Research

Products.  The Company initially operated in one business segment and began by marketing three fragrances, REALM® Women, REALM® Men and inner REALM®.  These “proof-of-concept” products included a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, deodorant, talc, soap and body cream.  In 2003 the Company sold the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines, including the rights to all trademarks associated therewith.  The proceeds from the sale enabled the Company to focus on developing additional mood-enhancing compounds which it could license and sale to other consumer product companies.

Licensing the use of the Company’s Initial Compounds and related technology is currently the core business of the Company.  These compounds are sold to licensed customers and included as components in their products. The Company also offers private label manufacturing services for licensed customers if that is desired.

The Company developed a new line of fragrance and toiletry products containing these Initial Compounds for men and women under the trademark Natural Attraction®.  The Company distributes these products via  www.naturalattraction.com and through distributors both inside and outside the United States. The reference to this Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from this Internet website.

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

Research.  Mood-enhancing compounds, in general, are chemical substances known to stimulate species-specific biological responses in animals.  The study of the uses, effects and advantages of human specific compounds is in its infancy, but studies conducted under the Company’s sponsorship as well as several studies conducted by scientists at leading research universities around the world have revealed new information regarding the beneficial effects of the Company’s compounds and the biological pathways these compounds traverse in the human body.

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

For the years ended December 31, 2008 and 2007, total research and development expenditures totaled $184,000 and $199,000, respectively.  Research expenditures of $137,000 that were incurred in 2008, and $150,000 incurred in 2007, to support the PPC license have been charged as cost of goods sold.  The Company expects to continue development efforts, with or without consumer product company(s) as development partners.  Since its inception through December 31, 2008, the Company has incurred $6,088,000 in direct research and development related expenses.

Markets and Competition

The Competitive Environment.  The Company’s current products contain what the Company believes are unique components: androstadienone and estratetraenol, and a mood-enhancing compound derived from sea coral, ER 303.  With these components HPS is able to differentiate its products, and its licensees products, from traditional consumer products.  Other than its customers and licensees, the Company believes that no other companies in or outside the United States have the right to produce or distribute products that contain these compounds.  However, even with this proprietary technology, the Company and its current customers and licensees are competing against numerous companies including Estee Lauder, Chanel, Proctor and Gamble, Unilever, L’Oreal, and offerings from retailers such as Victoria’s Secret Beauty and Bath and Body Works.

While HPS’s current products are fragrances and toiletries, the Company believes its patented technology has applications beyond traditional fragrances and bath and body products.  HPS hopes to position its technology as a desired “value added” ingredient for any consumer product.  Mood-enhancing pheromonal response compounds provide the first patented technology of a component that has broad application and usage in cosmetic, hair treatment, cleansing, over-the-counter health supplements and home and vehicle environmental products.  The Company does not feel that it has the resources to successfully exploit the potential markets for such applications and continues to actively seek licensing and supply relationships with consumer product manufacturers.

Marketing Strategy.    The Company’s strategy has shifted from the initial need to educate the consumers and the trade about the Company’s compounds to its current focus on educating consumer product and fragrance companies. There are many consumer product and fragrance companies that could use these inexpensive and scientifically validated compounds in their various products to add product differentiation and mood enhancing benefits to their consumer.  These consumer product and fragrance companies are in the business of developing new product and product lines and marketing those products to the consumer.  The Company’s marketing strategy and focus is to provide the compounds and technical expertise so that new products are successfully brought to market.

 In addition the Company continues to market its internally developed brand of mood enhancing based products under the Natural Attraction brand.  The Company will seek to license this brand to a consumer product and fragrance companies and exit the direct manufacture, distribution and sales of consumer products

Distribution and Promotional Activities.    The Company’s strategic focus is now on expanding the market for its existing patented mood-enhancing compounds to other consumer product companies and to the expansion of its internally developed brand of products under the Natural Attraction label.  The Company manufactures and supplies its compounds using contract manufacturing; the compounds are distributed from Company facilities.  The Company continues to manufacture and sell its Natural Attraction Brand products to distributors and individuals from its own facilities. The Company will seek to license this brand to a consumer product and fragrance companies and exit the direct manufacture, distribution and sales of consumer products.

The Company has begun presenting ER 303 to qualified companies that are looking for a new and unique compound to enhance their existing product lines.  The Company will manufacture and distribute ER 303 as it does with its initial compounds.  The Company is seeking to discuss with qualified organizations ER 99 potential development and licensing relationships.  The Company’s six other identified compounds which have completed early stages of development will not have additional testing work performed and minimal development work performed until the financing for such work is available.

Technology Licensing and Supply Agreements

One of the strategic objectives of the Company is to expand the use of its patented human pheromone technology and other mood enhancing technologies by working closely with consumer products companies who are leaders in their particular markets.  In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones. Revenues commenced in 1999 and continued through 2008.  Total revenues from this agreement and others aggregated $2,804,410 in 2008 and $2,438,000 in 2007, respectively.  HPS is also in supply and / or licensing discussions with other companies in several consumer products fields and markets.

In August 2006, the Company signed an agreement with Personal Products Company, a division of McNeil-PPC., Inc. (“PPC”) a Johnson & Johnson company.  As consideration for the rights of first discussion, technology consulting services and licensing rights granted the Company received an initial cash payment of $1,750,000 and future royalties on sales.  The PPC agreement will expire when the initial patents on the licensed technology expire in March 2012.  The Company records revenue for the consulting services and rights of first discussions as the Company incurs expenses and resources towards fulfilling the obligations to PPC.  License revenue is being recognized over the life of the agreement, sixty-seven months, on a straight line basis.

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

Dependence on One or Few Major Customers

During 2008, three customers comprised 46%, 17% and 15% of the Company’s net sales. Accounts receivable from these customers at December 31, 2008 account for 0%, 0% and 73%, respectively, of the net receivables.  During 2007, three customers comprised 39%, 16% and 12% of the Company’s net revenues, and accounts receivable from these customers at December 31, 2007 accounted for 0%, 30% and 0%, respectively.

The Company’s customer base has shifted to a few mid to large size consumer product and fragrance companies.  These type of companies provide the promotion, advertising and distribution necessary to launch new products in a mass market.  The specialty and smaller sized companies continue to be an important part of our business, and we would like to see it expand with the success of the larger consumer product and fragrance companies.

Patents and Other Intellectual Property

In December 1993 and January 1994, the Company received two United States patents for non-therapeutic compositions of fragrances and human pheromones for use as components in perfumes and personal care products and consumer and industrial products such as clothing, air fresheners and paper products. The initial patents on the licensed technology will expire in March 2012.  In 1995, patents, for the compounds, were granted in Taiwan, and in 1997, patents were granted in Mexico.  In June 1998, the Company was granted a Notice of Allowance of its patents for the inclusion of synthesized human pheromones by the European Patent Office.  Individual country patents were also granted.  HPS is also the exclusive licensee for non-therapeutic uses of pheromones in consumer products under a royalty-free worldwide perpetual license to United States patents and patent applications covering pheromone technology owned by Pherin Pharmaceuticals, Inc.  This technology is also the subject of other foreign patents and applications.  The Company also relies on trade secrets protection for confidential and proprietary information.  Other patent applications are currently anticipated as new compounds are developed.

In September 2008 the Company filed with the U.S. Patent Office a Comprehensive Patent Application for a new compound, referred to by the Company as ER 303, which is derived from sea coral.   In testing with human volunteers, ER 303 showed significant improvement in many types of feelings in both men and women as compared with a placebo.

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

Employees

At March 1, 2009, the Company had two full-time employees and one part-time employee.  In addition, the Company, as needed, retains consultants to provide advice in the areas of research, sales and marketing, advertising, product safety testing, regulatory compliance, MIS and product development.  None of the Company’s employees is represented by a labor union.  The Company considers its relations with its employees and consultants to be good.

Manufacturing

The Company and its licensees are dependent on third parties to manufacture its products.  The Company has qualified two manufacturers for the production of the synthesized compounds.    Since 2002, the Company has utilized only one of these manufacturers, with multiple plants worldwide, to furnish all of the Company’s compound requirements.  The Company does not believe that it would be economically feasible to establish its own manufacturing facilities since synthesized compounds are available from multiple facilities with the experience in the preparation of these compounds on a large scale.

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

Item 1A.

Risk Factors

Our business is subject to various risks, including those described below.  You should carefully consider the following risk factors and all other information contained in this Form 10-K.    If any of the following events or outcomes actually occurs, our business, operating results and financial condition would likely suffer.

The Company has not had sustained profitable operations since 1997 and may need additional funding to continue operations.  Since 1997, the Company has incurred losses from operations.  In 2000 the Company refocused its business model based on product licensing agreements.  While the Company anticipated that this change in its business has resulted in reduced operating losses, profitable operations have not been achieved.  Although the Company’s current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing, the Company must be successful in the next year with its licensing of its current technology and its new compounds ER 303 and ER 99.  If these efforts are not successful the Company will need to secure additional financing opportunities.  The Company may not be able to obtain such additional funding on commercially reasonable terms if such funding is required.

The Company’s marketing strategy to solicit existing consumer product companies to license the compounds may not be successful. The Company may not be attract and retain an adequate license and royalty revenue base to achieve profitable operations.  Consumer product companies may choose not to license or private label the Company’s products which could assist in differentiating their products and product lines from competitors.

The Company may not be able to develop new patentable compounds.  The Company’s success substantially depends upon developing and obtaining patents for new mood and sensory enhancing compounds.   The Company requires that its products be scientifically tested validating the human responses to the compounds.  The Company may not be successful in validating that the desired human responses or have the required funding to develop the compounds which have been identified.

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

The Company relies upon other companies to manufacture its products. The Company and its distributors/licensees rely upon other companies to manufacture its compounds, supply components, and to blend, fill and package its fragrance products.  The Company and its distributors/licensees may not be able to obtain or retain compound manufacturers, fragrance suppliers, or component manufacturers on acceptable terms.   This would adversely affect operating results.

Item 2.

Properties

The Company presently occupies 2,609 square feet of space for its headquarter offices in San Jose, California, pursuant to a lease extension signed on March 5, 2004 that expired March 31, 2007.  The minimum annual rental is $50,734, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area.  The Company has converted to a month-to-month lease for these offices. Commencing in February 2001, the Company leases storage space in the local area on a month-to-month basis for approximately $0.98 per square foot.

The Company also occupies a 1,700 square feet of laboratory space for its research and development operations located in Salt Lake City, Utah, pursuant to a lease signed on September 1, 2008 that expires September 1, 2009.  The minimum annual rental is $25,000 with no annual rent increase.  Our existing facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current and anticipated needs.

During the year ended December 31, 2008, the Company incurred $98,000 in net rent expense and related charges for these facilities.

Item 3.

Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol EROX.OB.  As of March 1, 2009, there were approximately 630 holders of record of the Company’s common stock.  Set forth below is the high and low bid information for the Company’s common stock on the OTC Bulletin Board as reported during each of the four calendar quarters of 2008 and 2007.

	HIGH	LOW
2008
First quarter	$0.69	$0.55
Second quarter	$0.63	$0.57
Third quarter	$0.50	$0.29
Fourth quarter	$0.35	$0.11

2007
First quarter	$0.90	$0.56
Second quarter	$0.97	$0.59
Third quarter	$1.10	$0.77
Fourth quarter	$0.90	$0.60

These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual sales.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not plan to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in fiscal 2008.

Item 7.

Management’s Discussion and Analysis

The Company’s strategic focus is now on expanding the use of its existing patented compounds to other consumer product companies on a worldwide basis and the development of its internally developed Natural Attraction and other proprietary lines of mood enhancing based products.  In addition, the Company has added ER 303 to this group of products for which a use patent has been filed.

The Company’s business model results in the generation of two types of revenue, licensing income and product sales income.  Under some agreements, the licensee will opt to pay a higher price for the compounds it purchases and a lower royalty rate; other companies will select the alternate – lower compounds costs with a higher royalty rate.

In the past year, the Company’s first multinational licensee significantly scaled back production of the final fragrance products containing our pheromone compound.  This licensee had been purchasing the pheromones and a relatively high price per gram, but did not pay a royalty on sales.  As such, product revenue was significantly reduced as compared with the prior year. However, the Company is party to other agreements which provide for lower sales prices per gram, but include a royalty payment on the licensee’s sales.  The Company would expect increases in licensing revenue as a percentage of total revenue in future periods.

New product development expenses and the launch timetable are determined by the licensee.  The licensee also works closely with its ultimate consumer and better understands the thought process and mood of the end user than the Company does.  As such, it is difficult for the Company to definitively assess how national and world economic weakness may effect the licensee’s sales of products containing our compounds/technology, and the resulting impact on the Company.

Year ended December 31, 2008 compared with the year ended December 31, 2007

Net sales and revenues for the year ended December 31, 2008 were $992,000 compared to $1,291,000 for the prior year, a decrease of $299,000, or 23%.  License revenues for the years ending December 31, 2008 and 2007 were $604,000 and $526,000, respectively, a 15% increase of $78,000.  The increase is attributable to the Schwarzkopf and Henkel license agreement signed in May 2007.  The license with Schwarzkopf and Henkel produced $148,000 for the year ended December 31, 2008 compared to $28,000 of license revenue for year ended December 31, 2007. The increase in revenues was attributed to a full year of domestic product sales and partial year of international sales.  Revenue recognized under the PPC license totaled $457,000 in 2008, $248,000 for first discussion work, $163,000 license fee amortization and $46,000 for consulting services.  In 2007 the license revenues were $498,000, $292,000 for first discussion work, $149,000 license fee amortization and $57,000 for consulting services.

 Net product revenues of $388,000 for the year ending December 31, 2008 was $377,000 less than last year’s $765,000.  Decreased purchases by two long standing customers accounted for 32% of the sales decrease.  A multinational fragrance launched ten years ago seems to have finally run to the end of its life cycle and a national retailer which successfully marketed a limited edition product in 2007 did not market a similar product in 2008 which attributed 42% of the decline in 2008.  A third customer converted from being a private label purchaser of finished goods to a compound only customer.  International sales have fallen by 48% partially due to the high cost of transporting finished goods overseas.    The Company is continuing to seek new licensees and expand discussions with potential licensees in consumer product markets.

	Year ending December 31,
	2008	2007
	(in thousands)	(in thousands)
Net revenue by type:
License revenue	$604	$526
Product revenue	388	765
Total	$992	$1,291

Gross profit for the year decreased by $245,000, to $670,000 in 2008 from $915,000 in 2007.  Gross margin in 2008 was 68% of revenue as compared with 71% in the prior year.  The slight decrease is primarily attributable to decreased  revenue from the higher margin compound sales from two customers with reduced orders in 2008.

Research and development expenses for 2008 and 2007 were $47,000 and $49,000, respectively.  Research expenditures of $137,000 that were incurred in 2008, and $150,000 incurred in 2007, to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred for the current year, including the amount recorded as license costs, was $184,000 which was $15,000 less than the prior year’s $199,000.  The decrease of the research expenditures was the result of a decreased rent expense at the University of Utah which began on September 1, 2008, and decreased consulting costs with the completion of ER 303 testing.

Selling, general and administrative expenses decreased $53,000 to $889,000 for the year ending December 31, 2008 from $942,000 for year ending December 31, 2007.  Sales, marketing and distribution expenses decreased $12,000, while other administrative expenses increased by $41,000.  The decrease in sales and marketing expenses was due to the Company bringing in-house the fulfillment of the Natural Attraction product sales.  Administrative expenses of $38,000 that were incurred in 2008, and $56,000 incurred in 2007, to support the PPC license have been charged as cost of goods sold. The total administrative cost incurred for the current year, including the amount recorded as license costs, was $854,000 which was $56,000 less than the prior year’s $910,000.  Decreased audit and tax fees of $30,000, and stock option grant compensation decrease of $27,000 were the primary cause of the decrease.  General operating expense increases were offset by lower liability insurance costs and decreased legal fees.

Total other income decreased by $35,000 to $30,000 for the year ending December 31, 2008 from $65,000 in 2007.  Net interest income for 2008 was $30,000 and in 2007 the net interest income was $65,000. The decrease in net interest income was due to decreased cash balances as the year progressed.

In 2008 the Company recorded a $3,000 tax provision and in 2007 the Company recorded a $5,000 tax provision for state minimum taxes.

As of December 31, 2008 the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward, was approximately $5,361,000.  However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine that it is more likely than not that the deferred tax asset will be realized.

Liquidity and Capital Resources

At December 31, 2008, the Company had cash and cash equivalents of $907,000, working capital of $609,000, and no bank borrowings outstanding. These balances at December 31, 2007 were $1,437,000 and $1,009,000, respectively with no bank borrowings outstanding.  Net cash used in operating activities was $530,000 for the year ended 2008 as compared with net cash used by operating activities of $501,000 for the year ended December 31, 2007. The cash used in operations for 2008 increased by $29,000 and is comparable to the prior year.

The Company is aware of its liquidity position and the inconsistent revenue stream it experiences, the long lead times involved in product development, the time involved in executing new license agreements and now the current economic condition that we are all facing. The Company continues to limit spending to necessary operating expenses. Although the Company’s current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing, the Company must be successful in the next year with its licensing of its current technology and its new compounds ER 303 and ER 99.  If these efforts are not successful the Company will need to secure additional financing opportunities.  The Company may not be able to obtain such additional funding on commercially reasonable terms if such funding is required.

  New Accounting Pronouncements

The Company adopted Financial Accounting Standards Board statement No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008, which did not have a material impact on its financial condition and results of operations. In September 2006, the Financial Accounting Standards Board issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2008 and 2007 as the Company incurred net operating losses for which no benefit was recognized, nor were tax loss carryforwards utilized.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Year ending December 31,
	2008	2007
Right of first discussion	$ 248	$ 292
Exclusive license	163	149
Consulting services	46	57
Total	$ 457	$ 498

The deferred revenue related to the PPC agreement as of December 31, 2008 and 2007 was $612,000 and $1,068,000, respectively.

The Company granted Schwarzkopf & Henkel a non-exclusive license for the development, manufacture, sale and distribution of certain licensed hair styling products using the Company’s patented technology.   Schwarzkopf & Henkel paid a license fee of $20,000 plus royalties based on net sales of licensed products in specified countries.  The license was effective May 1, 2007 and expires on April 30, 2010.  The license was amended on February 15, 2008 to include other hair products on a non-exclusive basis.

The $20,000 license fee is being recognized on a straight-line basis over the life of the license of thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.

A summary of the revenue recognized for the Schwarzkopf & Henkel license follows (in thousands):

	Year ending December 31,
	2008	2007
Royalty revenues	$ 141	$ 24
License fee	7	4
Total	$ 148	$ 28

The deferred revenue related to the Schwarzkopf & Henkel agreement as of December 31, 2008 and 2007 was $9,000 and $16,000, respectively.

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

Off-Balance-Sheet Arrangements

As of December 31, 2008, the Company did not have any off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Item 8.

Financial Statements

See the Company’s audited financial statements set forth on pages 19 to 34.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).

Controls and Procedures

a)  Evaluation of Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

(b)  Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principals as of December 31, 2008.

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

(c)  Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance of the Registrant

The executive officers of the Company and their ages as of March 1, 2009 are as follows:

Name	Age	Position

William P. Horgan	61	Chairman, Chief Executive Officer and Director

Gregory S. Fredrick	54	Chief Financial Officer

William P. Horgan has served as the President and Chief Executive Officer since January 1994, when he joined the Company.  Mr. Horgan was appointed to the newly created post of Chairman of the Board in November 1996 after serving as Director since January 1994.  From May 1992 to January 1994, he served as Chief Financial and Administrative Officer of Geobiotics, Inc., a biotechnology-based development stage company, and from January 1990 to May 1992, was employed by E.S. Jacobs and Company as Senior Vice President of Worlds of Wonder, Inc.  From March 1988 to January 1990, he was Chief Financial Officer of Advanced Polymer Systems, Inc., a manufacturer and supplier of polymer based delivery systems for the ethical dermatology, OTC skin care and personal care markets.  Prior to 1988, he held various executive and management positions with CooperVision, Inc. and several affiliated companies, including President of its Revo, Inc. subsidiary.

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

We have incorporated by reference the information set forth under the captions “Election of Directors”, “Executive Officers”, “Corporate Governance” and “Compliance with Section 16(a) of the Securities Exchange Act” of the Company’s Proxy Statement (the “Proxy Statement”) for the 2009 annual meeting of shareholders.

Item 11.

Executive Compensation

We have incorporated by reference the information set forth under the captions “Executive Compensation” and “Director Compensation” of the Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

We have incorporated by reference the information set forth under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

We have incorporated by reference the information set forth under the captions “Related Party Transactions” and “Corporate Governance” of the Proxy Statement

.

Item 14.

Principal Accountant Fees and Services

We have incorporated by reference the information set forth under the captions [“Report of the Audit Committee”], “Ratification of Independent Registered Public Accountants” and “Auditors Fees & Services” of the Proxy Statement.

PART IV

Item 15.

Exhibits

Financial Statements.  The following are filed as a part of this report:

Page

Report of SingerLewak LLP, Independent Registered

    Public Accounting Firm

   20

Balance Sheets – December 31, 2008 and 2007

   21

Statements of Operations – Years ended December 31, 2008 and 2007

   22

Statements of Shareholders’ Equity –Years ended December 31, 2008 and 2007

   23

Statements of Cash Flows – Years ended December 31, 2008 and 2007

   24

Notes to Financial Statements

   25

Exhibits.  The following exhibits are filed as part of this report.

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Copy of the Registrant’s Articles of Incorporation (1)
3.2	Copy of Registrant’s By-laws (1)
10.1	Technology Transfer Agreement between Registrant and Pherin dated August 23, 1991 (1)
10.2	Supply Agreement with Avon Products, Inc.(2)
10.3	Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated March 5, 2001 for the Registrant’s California offices (3).
10.4	Amendment to License and Purchase Agreement with Niche Marketing, Inc. dated March 8, 2002. (4)
10.5	2003 Nonemployee Directors Stock Option Plan of Human Pheromone Sciences, Inc*(5)
10.6	Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated March 5, 2004 for the Registrant’s California offices (6).
10.7	Research Agreement with University of Utah effective July 15, 2004 (7).
10.8	Form of Nonstatutory Stock Option Agreement *(8).
10.9	License Agreement with Personal Products Company (PPC), a division of McNeil-PPC, Inc.(9)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a – 15(e)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a – 15(e)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. 1350

 (1)

Filed as an exhibit with corresponding exhibit no. to Registrant’s Registration Statement on Form SB-2 (Registration No. 33-52340) and incorporated herein by reference.

 (2)

Filed as an exhibit with corresponding exhibit no. to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1998 (Registration No. 000-23544) and incorporated herein by reference.

 (3)

Filed as an exhibit with corresponding exhibit no. To Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Registration No. 000-23544) and incorporated herein by reference.

(4)

Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on Form 10-QSB for the three month ended March 31, 2002 (Registration No. 000-23544) and incorporated herein by reference.

(5)

Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on Form 10-QSB for the three month ended June 30, 2003 (Registration No. 000-23544) and incorporated herein by reference.

Item 15.

Exhibits (continued)

(6)

Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on Form 10-QSB for the three month ended March 31, 2004 (Registration No. 000-23544) and incorporated herein by reference.

(7)

Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on Form 10-QSB for the six months ended June 30, 2004 (Registration No. 000-23544) and incorporated herein by reference.

(8)

Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on Form 10-QSB for the six months ended June 30, 2006 (Registration No. 000-23544) and incorporated herein by reference.

(9)

Filed as an exhibit with corresponding exhibit no. to Registrant’s Quarterly Report on Form 10-QSB for the nine months ended September 30, 2006. Certain portions of this exhibit have been omitted and filed separately with the Commission.  Confidential treatment has been requested with respect to the omitted portions (Registration No. 000-23544) and incorporated herein by reference.

  *

Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Human Pheromone Sciences, Inc. Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 27, 2009.

HUMAN PHEROMONE SCIENCES, INC.

By: /s/ William P. Horgan

Name: William P. Horgan

Title: Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints William P. Horgan and Gregory S. Fredrick, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed on behalf of Human Pheromone Sciences, Inc. by the following persons in the capacities and on the dates indicated.

SIGNATURE

CAPACITY

DATE

/s/ William P. Horgan

Chief Executive Officer

March 27, 2009

William P. Horgan

and Chairman

(Principal Executive Officer)

/s/ Gregory S. Fredrick

Chief Financial Officer

March 27, 2009

Gregory S. Fredrick

(Principal Financial and

Accounting Officer)

/s/ Bernard I. Grosser

Director

March 27, 2009

Bernard I. Grosser, MD

/s/ Helen C. Leong

Director

March 27, 2009

Helen C. Leong

/s/ Robert Marx

Director

March 27, 2009

Robert Marx

/s/ Carson Tang

Director

March 27, 2009

Carson Tang

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Human Pheromone Sciences, Inc.

San Jose, California

We have audited the balance sheets of Human Pheromone Sciences, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Human Pheromone Sciences, Inc.’s  internal control over financial reporting as of December 31, 2008 included in the accompanying Item 9A(t) Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/ SingerLewak LLP

San Jose, California

March 27, 2009

Human Pheromone Sciences, Inc.

Balance Sheets

	December 31,	December 31,
(in thousands except share data)	2008	2007
Assets

Current assets:
Cash and cash equivalents	$907	$1,437
Accounts receivable	52	194
Inventories, net	39	25
Other current assets	58	40
Total current assets	1,056	1,696

Property and equipment, net	2	3

Total assets	$1,058	$1,699

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$19	$28
Current portion of deferred revenue	297	518
Accrued professional fees	79	95
Accrued employee benefits	34	39
Accrued income taxes	2	1
Other accrued expenses	16	6
Total current liabilities	447	687

Non-current liabilities
Deferred revenue	324	566
Total liabilities	771	1,253

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,043	20,963
Accumulated deficit	(20,756)	(20,517)
Total shareholders' equity	287	446
Total liabilities and shareholders’ equity	$1,058	$1,699
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

	Years ended December 31,
(in thousands except per share data)	2008	2007

Net revenues	$992	$1,291
Cost of goods sold	322	376

Gross profit	670	915

Operating expenses:
Research and development	47	49
Selling, general and administrative	889	942

Total operating expenses	936	991

Loss from operations	(266)	(76)

Other income
Interest income, net	30	65
Total other income	30	65

Net loss before provision for income taxes	(236)	(11)

Provision for income taxes	3	5

Net loss	$(239)	$(16)

Net loss per common share - basic and fully diluted	$(0.06)	$(0.00)

Weighted average common shares outstanding – basic and fully diluted	4,152	4,152
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Shareholders’ Equity

(in thousands)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balances, at December 31, 2006	4,152	$20,865	$ (20,501)	$ 364
Net loss	–	–	(16)	(16)
Stock option compensation	–	98	–	98

Balances, at December 31, 2007	4,152	20,963	(20,517)	446
Net loss	–	–	(239)	(239)
Stock option compensation	–	80	–	80
Balances, at December 31, 2008	4,152	$21,043	$ (20,756)	$ 287
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

	Years ended December 31,
(in thousands)	2008	2007

Cash flows from operating activities:
Net loss	$(239)	$(16)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	1	2
Stock option compensation	80	98
Changes in operating assets and liabilities:
Accounts receivable	142	(155)
Inventories, net	(14)	50
Other current assets	(18)	(22)
Accounts payable and accruals	(19)	25
Deferred revenue	(463)	(483)

Net cash used in operating activities	(530)	(501)

Cash flows used in investing activities:
Purchases of property and equipment	-	(3)
Net cash used in investing activities	-	(3)

Cash flows used in financing activities
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(530)	(504)
Cash and cash equivalents at beginning of the year	1,437	1,941
Cash and cash equivalents at end of the year	$907	$1,437

(in dollars)
Cash disbursements for income taxes	$3,000	$11,000

Cash disbursements for interest	$2,000	$3,000

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

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

Concentration of Credit Risk

Since the Company has refocused its business based on a licensing model, its concentration of credit risk consists principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions.  As of December 31, 2008 the Company had deposits in two financial institutions which aggregated $907,000 and as of December 31, 2007, the Company had deposits in two financial institutions which aggregated $1,437,000.  Such funds are insured by the Federal Deposit Insurance Corporation up to $250,000.  Concentration of credit risk with respect to accounts receivable has been consistent since the Company’s customer base consisting of several large customers in the United States and distributors in several international markets has remained relatively unchanged.  On-going credit evaluations of customers’ financial condition are performed and, generally, no collateral is required.  However, until the credit worthiness of these international customers is acceptable to the Company, the customer generally pays in advance of shipment.  The Company maintains an allowance, when appropriate, for potential losses based upon management’s analysis of possible uncollectible accounts.

Customer Concentration

During 2008, three customers comprised 46%, 17% and 15% of the Company’s net revenues. Accounts receivable from these customers at December 31, 2008 account for 0%, 0% and 73%, respectively, of the net receivables.  During 2007, three customers comprised 39%, 16% and 12% of the Company’s net revenues, and accounts receivable from these customers at December 31, 2007 accounted for 0%, 30% and 0%, respectively.

Supplier Concentration

The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products.  Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply, could have a material adverse effect on the Company.  During 2008 and 2007, three suppliers provided over 98% of the cost of goods sold.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Year ending December 31,
	2008	2007
Right of first discussion	$ 248	$ 292
Exclusive license	163	149
Consulting services	46	57
Total	$ 457	$ 498

The deferred revenue related to the PPC agreement as of December 31, 2008 and 2007 was $611,000 and $1,068,000, respectively.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

The Company granted Schwarzkopf & Henkel a non-exclusive license for the development, manufacture, sale and distribution of certain licensed hair styling products using the Company’s patented technology.   Schwarzkopf & Henkel paid a license fee of $20,000 plus royalties based on net sales of licensed products in specified countries.  The license was effective May 1, 2007 and expires on April 30, 2010.  The license was amended on February 15, 2008 to include other hair products on a non-exclusive basis.

The $20,000 license fee is being recognized on a straight-line basis over the life of the license of thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.

A summary of the revenue recognized for the Schwarzkopf & Henkel license follows (in thousands):

	Year ending December 31,
	2008	2007
Royalty revenues	$ 141	$ 24
License fee	7	4
Total	$ 148	$ 28

The deferred revenue related to the Schwarzkopf & Henkel agreement as of December 31, 2008 and 2007 was $9,000 and $16,000, respectively.

Research and Development

Research and development costs are charged to expense when incurred.  Research and development costs were $47,000 and $49,000 in 2008 and 2007, respectively.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2008  or December 31, 2007 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

New Accounting Pronouncements

The Company adopted Financial Accounting Standards Board statement No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008, which did not have a material impact on its financial condition and results of operations. In September 2006, the Financial Accounting Standards Board issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

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

Net Income (Loss) Per Common Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “basic” and “diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the years ended December 31, 2008 and 2007, options to purchase 776,000 and 671,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Sales Returns Allowances

The Company records accounts receivable upon the shipment of goods and records an offsetting estimate for future sales returns or other allowances that the Company anticipates.  The Company estimates the required reserves based on historical sales activity, contractual obligations with customers, current sell-through of inventory at the customer locations, customer credit worthiness and general economic and consumer trends.  Significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. Therefore, our estimates could differ materially from actual results.  At December 31, 2008 and 2007 the Company has an allowance for uncollectible accounts of $0 as it believes that the accounts receivable balances are fully collectible.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories, net

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

2.

INVENTORIES, net

A summary of inventories follows (in thousands):
	December 31,

	2008	2007
Components (raw materials)	$47	$31
Finished goods	19	22
Reserve for shrinkage and obsolescence	(27)	(28)
	$39	$25

3.

 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	December 31,

	2008	2007
Computer hardware	$42	$52
Computer software	52	52
Furniture and other office equipment	21	21
	115	125
Accumulated depreciation	(113)	(122)
	$2	$3

Depreciation expense for the years ended December 31, 2008 and 2007 were $1,000 and $2,000, respectively.

4.

BANK BORROWING

The Company did not have any credit facility opened during and as of the year ended December 31, 2008.

5.

COMMITMENTS AND CONTINGENCIES

The Company presently occupies 1,700 square feet of laboratory space for its research and development operations located in Salt Lake City, Utah, pursuant to a lease signed on September 1, 2008 that expires September 1, 2009.  The minimum annual rental is $25,000 with no annual rent increase.  Future minimum lease payments under this non-cancelable lease as of December 31, 2009 are as follows:

Year Ending	Minimum
December 31,	Lease Payment

2009	$ 17,000

Total rent expense was $98,000 and $110,000 for the years ended December 31, 2008 and 2007, respectively.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

6.

SHAREHOLDERS’ EQUITY

Stock Option Plan

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2008 and 2007 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

Stock Option Grants	2008 Option Grants	2007 Option Grants

Weighted average interest rates	3.4% to 3.5%	4.7%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	143.0%	246.0%
Forfeiture factor – Nonstatutory Stock Option Agreements	3.9%	-
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	7 years	7 years

The aggregate intrinsic value of the stock options issued as of December 31, 2008 was $9,000.  Aggregate intrinsic value is the market price at December 31, 2008, $0.25, less the exercise price of the outstanding options.

The weighted-average fair value of options granted during the years ended December 31, 2008 and 2007 for which the exercise price was equal to the market price on the grant date was $0.47 and $0.82, respectively, and the weighted-average exercise price was $0.48 and $0.82, respectively.    No stock options were granted during the years ended December 31, 2008 and 2007 for which the exercise price was greater than or less than the market price on the grant date.

The Company recorded $80,000 and $98,000 of employee and non-employee compensation expense for stock options during the periods ending December 31, 2008 and 2007, respectively.  At December 31, 2008, there was $40,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan and employee Nonstatutory Stock Option grants.  This cost is expected to be recognized over the following twenty one months.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

6.

SHAREHOLDERS’ EQUITY (continued)

Nonstatutory Stock Option Agreements (continued)

A summary of the option activity for the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

		Weighted Average Exercise Price
	Shares

Outstanding, January 1, 2007	330	$0.32
Granted	-	-
Outstanding, December 31, 2007	330	$0.32
Granted	70	$0.45
Outstanding, December 31, 2008	400	$0.34

At December 31, 2008 options to purchase 347,000 shares of common stock were exercisable.  A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

		Weighted Average Exercise Price
	Shares

Outstanding, January 1, 2007	234	$0.32
Granted	-	-
Vested	(165)	$0.32
Outstanding, December 31, 2007	69	$0.32
Granted	70	$0.45
Vested	(86)	$0.34
Outstanding, December 31, 2008	53	$0.45

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

A summary of the options activity under the 1993 Non-Employee Directors Stock Option Plan is as follows (in thousands except per share data):

		Weighted Average Exercise Price
	Shares

Outstanding, January 1, 2007	60	$1.83
Forfeited or Expired	(10)	5.34
Outstanding, December 31, 2007	50	$1.13
Forfeited or Expired	(10)	$2.02
Outstanding, December 31, 2008	40	$0.91

At December 31, 2008, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and all options to purchase 40,000 shares were exercisable, at a weighted average exercise price of $0.91.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

6.

SHAREHOLDERS’ EQUITY (continued)

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

A summary of the stock option activity under the Director’s Plans is as follows (in thousands except per share data):

		Weighted Average Exercise Price
	Shares

Outstanding, January 1, 2007	240	$0.36
Granted	80	0.82
Canceled or Expired	-	$-
Outstanding, December 31, 2007	320	$0.48
Granted	80	$0.51
Canceled or Expired	-	$-
Outstanding, December 31, 2008	400	$0.48

At December 31, 2008, a total of 200,000 shares of the Company’s common stock were reserved for future grants under the 2003 Plan.  At December 31, 2008 options to purchase 367,000 shares of common stock were exercisable.  A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

		Weighted Average Exercise Price
	Shares

Outstanding, December 31, 2007	33	$0.82
Granted	80	$0.51
Vested	(80)	$0.64
Outstanding, December 31, 2008	33	$0.45

The following table summarizes information about all stock options of the Company that are outstanding at December 31, 2008 (in thousands except per share data).

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (years			At a Weighted Average Exercise Price
	Number of Shares Outstanding at 12/31/08		Weighted Average Exercise Price
Range of Exercise Prices				Number Exercisable At 12/31/08

$ 0.12 to $ 0.50	590	4.7	$0.32	537	$0.30
$ 0.51 to $ 1.00	230	5.5	$0.64	197	$0.67
$ 1.01 to $ 1.50	10	2.5	$1.19	10	$1.19
$ 1.51 to $ 2.02	10	1.5	$1.80	10	$1.80
$ 0.12 to $ 2.02	840	4.6	$0.43	754	$0.43

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

7.

INCOME TAXES

In 2008, the Company has recorded a $3,000 tax provision for state minimum taxes and for states where the utilization of net losses carried forward are not available.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows (in thousands):

	Years ended December 31,

	2008	2007
Federal tax (tax benefit) at the federal statutory rate	$(80)	$(4)
Expiring net operating losses and tax credits	1,441	-
Other differences	(58)	(113)
Permanent differences	-	1
Increase (decrease) in valuation allowance	(1,303)	116
Income tax benefits	$-	$-

At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $18,826,000.  The Company also had federal and state research and development tax credit carryforwards of approximately $132,000.  The net operating loss and credit carryforwards will expire between 2009 and 2027.

Temporary differences that give rise to a significant portion of the deferred tax asset (liabilities) are as follows (in thousands):

	December 31,

	2008	2007
Deferred tax asset (liabilities):
Net operating loss carryforward	$5,014	$6,101
Research credit carryforward	132	176
Reserves and accruals	427	573
Other, net	(212)	(186)
Valuation allowance for deferred tax assets	(5,361)	(6,664)
Net deferred tax assets	$-	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance has decreased by $1,303,000 in 2008, mainly due to expiring NOL carryforwards and tax credits, and increased by $116,000 in 2007.  The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2008

8.    SEGMENT INFORMATION

Sales by geographic markets for the year ended December 31, 2008 and 2007 were as follows:

	Year ending December 31,
	2008	2007
Net Sales by Markets:
U.S Markets	$277	$482
International Markets	111	283
Net Sales	388	765
License revenues (worldwide)	604	526

Total Revenues	$992	$1,291