Form 10-Q
period 2009-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2009-05-14
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [   ]  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [   ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,151,954 shares of Common Stock as of May 8, 2009.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

          Page

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008 . . . . .. . . . . . . . . . . .

3

Statements of Operations (Unaudited) for the Three Months Ended

March 31, 2009 and 2008 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

4

Statements of Cash Flows (Unaudited) for the Three Months Ended

March 31, 2009 and 2008 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

5

Notes to Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Conditions and Results of Operations . .  . .

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

17

Item 4T. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

17

PART II

OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18

Item 1A. Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18

Item 3. Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18

Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .

18

Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .

18

Item 6. Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

19

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	March 31,	December 31,
(in thousands except share data)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$664	$907
Accounts receivable	61	52
Inventories, net	51	39
Other current assets	34	58
Total current assets	810	1,056

Property and equipment, net	2	2

Total assets	$812	$1,058

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$54	$19
Current portion of deferred revenue	270	297
Accrued professional fees	49	79
Accrued employee benefits	40	34
Accrued income taxes	2	2
Other accrued expenses	12	16
Total current liabilities	427	447

Non-current liabilities
Deferred revenue	265	324
Total liabilities	692	771

Commitments and Contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,056	21,043
Accumulated deficit	(20,936)	(20,756)
Total shareholders' equity	120	287
Total liabilities and shareholders’ equity	$812	$1,058
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands except per share data)	2009	2008

Net revenue	$165	$266
Cost of goods sold	65	81

Gross profit	100	185

Operating expenses:
Research and development	25	14
Selling, general and administrative	257	244

Total operating expenses	282	258

Loss from operations	(182)	(73)

Other income:
Interest income, net	1	11
Total other income	1	11

Net loss before provision for income taxes	(181)	(62)

Provision for income taxes	-	1

Net loss	$(181)	$(63)

Net loss per common share - basic and fully diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding - basic and fully diluted	4,152	4,152
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2009	2008

Cash flows from operating activities
Net loss	$(181)	$(63)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	-
Stock-based compensation	14	29
Changes in operating assets and liabilities:
Accounts receivable	(9)	111
Inventories	(12)	(20)
Other current assets	24	5
Accounts payable and accrued liabilities	7	1
Deferred revenue	(86)	(103)

Net cash used in operating activities	(243)	(40)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(243)	(40)
Cash and cash equivalents at beginning of period	907	1,437
Cash and cash equivalents at end of period	$664	$1,397
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The Company, a California corporation, was founded in 1989 as EROX Corporation to develop and market a broad range of consumer products containing human pheromones as a component.  On May 29, 1998, the shareholders of the Company voted to change the name of the Company to Human Pheromone Sciences, Inc.  Human Pheromone Sciences, Inc. is alternatively referred to in this report as “we,” “us,” “our,” or the “Company”.

The Company believes that research funded by the Company into human pheromones and other naturally-occurring compounds presents an opportunity to create and market an entirely new category of fragrances, toiletry and consumer products, as well as other types of consumer products that do not require Food and Drug Administration (“FDA”) approval as pharmaceutical products.  The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing such products.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenue from sales initiated by sales agents, net of the sales commissions earned, following the interpretative guidance provided by FASB Emerging Issue Task Force (EITF) No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements and SAB No. 104 Revenue Recognition.  The Company records multiple-element arrangements in accordance with EITF 00-21 Revenue Arrangements with Multiple Deliverables.

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

Our agreement with Personal Products Company (hereinafter referred to as “PPC”) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and for which we document supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and expends resources towards fulfilling the obligations to PPC, based on interpretative guidance provided by EITF 00-21.

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and expends resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending March 31,
	2009	2008
	(unaudited)	(unaudited)
Right of first discussion	$32	$21
Exclusive license	51	54
Consulting services	1	27
Total	$84	$102

The deferred revenue from the PPC license agreement as of March 31, 2009 was $528,000.

The Company granted Schwarzkopf & Henkel a non-exclusive license for the development, manufacture, sale and distribution of certain licensed hair styling products using the Company’s patented technology.   Schwarzkopf & Henkel paid a license fee of $20,000 and is obligated to pay royalties based on net sales of licensed products in specified countries.  The license was effective May 1, 2007 and expires on April 30, 2010.  The license was amended on February 15, 2008 to include other hair care products on a non-exclusive basis.

The $20,000 license fee is being recognized on a straight-line basis over the life of the license of thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.

A summary of the revenue recognized for Schwarzkopf & Henkel under the non-exclusive license follows (in thousands):

	Three months ending March 31,
	2009	2008
	(unaudited)	(unaudited)
Royalty revenues	$26	$22
License fee	2	1
Total	$28	$23

The deferred revenue from the Schwarzkopf & Henkel license as of March 31, 2009 was $7,000.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	March 31, 2009	December 31,
	(unaudited)	2008

Components (raw materials)	$62	$47
Finished goods	16	19
Reserve for shrinkage and obsolescence	(27)	(27)
	$51	$39

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended March 31, 2009 and 2008, options to purchase 840,000 and 700,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Capital Stock and Stock Options

During the three months ended March 31, 2009, no common stock or preferred stock was issued.  During the three months ended March 31, 2009, no options to purchase shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan were granted.  No issued options were exercised during the three months ended March 31, 2009; and no stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended March 31, 2009 and 2008 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset.

Stock Option Grants	2009 Option Grants	2008 Option Grants

Weighted average interest rates	no grants to date	3.4% to 3.5%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	no grants to date	143.0%
Forfeiture factor – Nonstatutory Stock Option Agreements	no grants to date	3.9%
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	no grants to date	7 years

The Company recorded $14,000 and $13,000 of compensation expense (both employee and non-employee) for stock options during the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, there were $26,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan and employee Nonstatutory Stock Option grants.  These costs are expected to be recognized over the following fifteen months.

Nonstatutory Stock Option Agreements

In July 2008, the Company’s Board of Directors granted nonstatutory stock options to an officer of the Company covering a total of 70,000 shares of common stock pursuant to Nonstatutory Stock Option Agreements. The Board of Directors had set terms and conditions of these stock options.  Options were granted at the fair value at the date of the grant as determined by the average closing price of the Company’s common stock on the day of the grant.

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending March 31, 2009
		Weighted Average
	Shares	Exercise Price
Outstanding, beginning of period	400	$ 0.34
Options Granted	-	-
Canceled or Expired	-	-
Outstanding, March 31, 2009	400	$ 0.34

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements Non-vested Options	Three months ending March 31, 2009
		Weighted Average
	Shares	Exercise Price
Outstanding, beginning of period	53	$ 0.45
Options Granted	-	-
Vested	(9)	$ 0.45
Outstanding, March 31, 2009	44	$ 0.45

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

A summary of the activity under the Directors’ Plan is as follows (in thousands except per share data):

Director’s Plan	Three months ending March 31, 2009
		Weighted Average
	Shares	Exercise Price
Outstanding, beginning of period	40	$ 0.91
Options Granted	-	-
Canceled or Expired	-	-
Outstanding, March 31, 2009	40	$ 0.91

At March 31, 2009, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and options to purchase 40,000 shares were exercisable, at a weighted average exercise price of $0.91.

2003 Non-Employee Directors’ Stock Option Plan

On June 25, 2003, the Board of Directors adopted the 2003 Non-Employee Directors’ Stock Option Plan  (the “2003  Plan”).  On June 20, 2007 the Board increased the maximum number of authorized shares of common stock which may be issued on exercise of the options granted pursuant to the 2003 Plan from 300,000 shares to 600,000 shares.  The 2003 Plan will expire on June 24, 2010.  This plan replaces the Directors’ Plan which expired on June 13, 2003.  The 2003 Plan provides for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.

A summary of the activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan	Three months ending March 31, 2009

		Weighted Average
	Shares	Exercise Price
Outstanding, beginning of period	400	$ 0.48
Options Granted	-	-
Canceled or Expired	-	-
Outstanding, March 31, 2009	400	$ 0.48

At March 31, 2009, 200,000 shares of the Company’s common stock were reserved for future grants under the 2003 Plan, and options to purchase 387,000 shares were exercisable, at a weighted average exercise price of $0.48.

A summary of the non-vested options activity under the 2003 Plan  is as follows (in thousands except per share data):

2003 Plan Non-vested Options	Three months ending March 31, 2009

		Weighted Average
	Shares	Exercise Price
Outstanding, beginning of period	33	$ 0.51
Options Granted	-	-
Vested	(20)	$ 0.51
Outstanding, March 31, 2009	13	$ 0.51

Income Taxes

A provision for income taxes for the three month period ended March 31, 2009 was recorded for minimum tax liabilities incurred.

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

2.    SEGMENT INFORMATION

Sales by geographic markets for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months ending March 31,
	2009	2008
	(unaudited)	(unaudited)
Markets:
U.S. Markets	$41	$111
International Markets	12	30
Net product revenue	53	141

License revenue (worldwide)	112	125
Net Sales	$165	$266

3.    NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Financial Accounting Standards Board statement No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008, which did not have a material impact on its financial condition and results of operations. In September 2006, the Financial Accounting Standards Board issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 and FSP 157-2 beginning January 1, 2008.

In March 2008, the FASB released FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  FAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of FAS No. 161 did not have any impact on the Company's financial position or results of operations.

In May 2008, the FASB released FAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.  The scope of FAS No. 163 is limited to financial guarantee insurance contracts focusing on the recognition and measurement of claim liabilities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of FAS No. 163 did not have any impact on the Company's financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements.  These forward-looking statements include but are not limited to the Company’s plans for sales growth and expansion into new channels of trade, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs.  These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008,  these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation.  These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended March 31, 2009 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

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

Our agreement with Personal Products Company (hereinafter referred to as “PPC”) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and for which we document supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and expends resources towards fulfilling the obligations to PPC, based on interpretative guidance provided by EITF 00-21.

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and expends resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending March 31,
	2009	2008
	(unaudited)	(unaudited)
Right of first discussion	$ 32	$ 21
Exclusive license	51	54
Consulting services	1	27
Total	$ 84	$ 102

The deferred revenue from the PPC license agreement as of March 31, 2009 was $528,000.

The Company granted Schwarzkopf & Henkel a non-exclusive license for the development, manufacture, sale and distribution of certain licensed hair styling products using the Company’s patented technology.   Schwarzkopf & Henkel paid a license fee of $20,000 and is obligated to pay royalties based on net sales of licensed products in specified countries.  The license was effective May 1, 2007 and expires on April 30, 2010.  The license was amended on February 15, 2008 to include other hair care products on a non-exclusive basis.

The $20,000 license fee is being recognized on a straight-line basis over the life of the license of thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.

A summary of the revenue recognized for Schwarzkopf & Henkel under the non-exclusive license follows (in thousands):

	Three months ending March 31,
	2009	2008
	(unaudited)	(unaudited)
Royalty revenues	$ 26	$ 22
License fee	2	1
Total	$ 28	$ 23

The deferred revenue from the Schwarzkopf & Henkel license as of March 31, 2009 was $7,000.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	March 31, 2009	December 31,
	(unaudited)	2008

Components (raw materials)	$ 62	$ 47
Finished goods	16	19
Reserve for shrinkage and obsolescence	(27)	(27)
	$ 51	$ 39

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

COMPANY OVERVIEW

The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones and other mood enhancing compounds.  The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries.  Licensing of the Company’s technology is currently the core business of the Company while the Company directly manages the on-going development of identified compounds for potential new products.  The Company’s patented compounds are sold to licensed customers and included as components in their fragranced consumer products.  The Company also offers private label manufacturing services for third party consumer product licensees.

Results of Operations

Three Months ended March 31, 2009 compared to the Three Months ended March 31, 2008

Net revenue for the quarters ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months ending March 31,
	2009	2008
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$41	$111
International markets	12	30
Net product revenue	53	141

License revenue (worldwide)	112	125

Net Revenues	$165	$266

Total revenues for the first quarter of 2009 were $165,000, a $101,000 decrease from the prior year’s revenues of $266,000.  Revenues in each of the market segments declined in the current period due to reductions in purchases from long-term customers.   Domestic product sales for the three months ended March 31, 2009 of $41,000 were $70,000 less than the $111,000 in the prior year. This decrease is attributable to $86,000 of sales in 2008 to a  licensee whose ten year old product line appears to have come to the end of its product life cycle.  International sales for the three months ended March 31, 2009 of $12,000 were $18,000 less than sales of $30,000 for the three months ended March 31, 2008, as a result of decreased sales to Latin American, Asian and Eastern European customers.  We believe the general worldwide economic downturn and the significant reduction in sales of consumer products on a worldwide basis has negatively impacted the consumer sales of our licenses.

License revenues for the three months ending March 31, 2009 and 2008 were $112,000 and $125,000, respectively, a decrease of $13,000 or 10%.  The decrease is attributable to the PPC license, from which revenues totaled $84,000 in the three months ending March 31, 2009, compared to $102,000 in the three months ending March 31, 2008.  PPC license revenues in the three months ending March 31, 2009 consisted of $32,000 for first discussion work, $51,000 from license fee amortization and $1,000 for consulting services.  In the three months ending March 31, 2008 the PPC license revenues consisted of $21,000 for first discussion work, $54,000 from license fee amortization and $27,000 for consulting services. The decrease in consulting services is consistent with the Company expectations since much of the technical information required by PPC has been provided. The license with Schwarzkopf and Henkel produced $28,000 for the three months ending March 31, 2009 compared to $23,000 of license revenue for the three months ended March 31, 2008.

Gross profit for the quarter ended March 31, 2009 of $100,000 is 46% less than the gross profit of $185,000 for the quarter ended March 31, 2008.  The decrease in gross profit is attributable to the decrease in revenues in the current quarter.  As a percentage of revenues, gross margin of 61% for the first three months of 2009 was less than gross margin of 70% for the first three months of 2008.  Gross margin on product sales decreased to 749% in 2009 from 78% in 2008. The decreased product sales gross margin is due to reduced sales in 2009 of higher margin products and increased purchase in 2009 by two Schwarzkopf and Henkel consumer product brands that received a reduced supply price in exchange for an increased royalty rate, to be realized in future periods.

	Three months ending March 31,
	2009	2008
	(unaudited)	(unaudited)
Gross Profit by Revenue Type
Net product revenue	$26	$110
License revenue	74	75
Total Gross Profit	$100	$185

Research and development expenses for the first quarter of 2009 and 2008 were $25,000 and $14,000, respectively.  Research expenditures of $7,000 and $23,000 that were incurred for the three months ended March 31, 2009 and 2008, respectively, to support the PPC license, have been charged as license cost in cost of goods sold. The total research and development costs incurred, including the amounts recorded as license costs, were $32,000 for the three months ended March 31, 2009, which was $5,000 less than the $37,000 incurred for the three months ended March 31, 2008.  Decreased facility rental costs accounted for the reduced total research and development spending. A fifty percent rent reduction for the Utah lab facility began as of September 1, 2008. Research and development on several new compounds, in addition to the two compounds noted in the PPC license, is continuing at reduced funding levels.

Selling, general and administrative expenses for the three months ended March 31, 2009 of $257,000 are $13,000 more than the $244,000 incurred for the three months ended March 31, 2008.  Selling, marketing and distribution expenses of $4,000 were $2,000 more than expenses of $2,000 in prior year due to expenses related to marketing the new compound ER 303. General and administrative and facility costs increased by $11,000 to $253,000 in the three months ended March 31, 2009 from $242,000 in the three months ended March 31, 2008 due to a $30,000 consulting fee for business acquisition and development offset in part by spending reductions in audit and tax fees, stock option compensation and insurance costs.

The Company earned $1,000 and $11,000 in net interest income during the three months ending March 31, 2009 and 2008, respectively.  The decreased earnings resulted from a reduction in the Company’s cash balances.

The Company has recorded no tax provision for the quarter ended March 31, 2009 and a $1,000 minimum tax provision for the quarter ended March 31, 2008, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Off-Balance Sheet Arrangements.

None.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had cash of $664,000 with no outstanding bank borrowings and working capital of $383,000.  At December 31, 2008, it had cash of $907,000 with no outstanding bank borrowings and working capital of $609,000.  For the first three months of 2009, net cash used in on-going activities was $243,000 as compared to the prior year’s $40,000, an increase of $203,000.

The current cash position at March 31, 2009 was $8,000 less than the Company’s annual budget had projected. The Company is aware of its liquidity position and the inconsistent revenue streams, the long lead time involved in product development, the time involved in executing new license agreements and the current difficult economic environment. The Company continues to limit spending to necessary operating expenses. Although the Company’s current cash position and projected results of operations for the next twelve months are not expected to require additional outside financing, the Company must be successful in the next year with its licensing of its current technology and its new compounds, ER 303 and ER 99.  If these efforts are not successful the Company will need to secure additional financing opportunities.  The Company may not be able to obtain such additional funding on commercially reasonable terms, if at all, should such funding be required.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

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

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

HUMAN PHEROMONE SCIENCES, INC.

Date:  May 14, 2009

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  May 14, 2009

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

19