Form 10-Q
period 2009-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2009-08-13
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,151,954 shares of Common Stock as of August 7, 2009.

HUMAN PHEROMONE SCIENCES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	June 30,	December 31,
(in thousands except share data)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$542	$907
Accounts receivable	43	52
Inventories, net	50	39
Other current assets	34	58
Total current assets	669	1,056

Property and equipment, net	1	2

Total assets	$670	$1,058

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$30	$19
Current portion of deferred revenue	256	297
Accrued professional fees	54	79
Accrued employee benefits	44	34
Accrued income taxes	2	2
Other accrued expenses	11	16
Total current liabilities	397	447

Non-current liabilities
Deferred revenue	227	324
Total liabilities	624	771

Commitments and Contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,067	21,043
Accumulated deficit	(21,021)	(20,756)
Total shareholders' equity	46	287
Total liabilities and shareholders’ equity	$670	$1,058

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2009	2008	2009	2008

Net revenues	$224	$236	$389	$502
Cost of goods sold	65	73	130	154

Gross profit	159	163	259	348

Operating Expenses:
Research and development	13	9	38	23
Selling, general and administrative	230	249	487	493
Total operating expenses	243	258	525	516

Loss from operations	(84)	(95)	(266)	(168)

Other income
Interest income, net	1	7	2	18
Total other income	1	7	2	18

Net loss before provision for income taxes	(83)	(88)	(264)	(150)

Provision for income taxes	1	-	1	1

Net loss	$(84)	$(88)	$(265)	$(151)

Net loss per common share
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.04)

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	4,152	4,152	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2009	2008

Cash flows from operating activities
Net loss	$(265)	$(151)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	24	52
Changes in operating assets and liabilities:
Accounts receivable	9	123
Inventories	(11)	(9)
Other current assets	24	5
Accounts payable and accrued liabilities	(8)	(17)
Deferred revenue	(139)	(204)

Net cash used in operating activities	(365)	(200)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(365)	(200)
Cash and cash equivalents at beginning of period	907	1,437
Cash and cash equivalents at end of period	$542	$1,237
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2009

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$ 43	$ 47	$ 75	$ 68
Exclusive license	35	36	86	90
Consulting services	1	16	2	43
Total	$ 79	$ 99	$ 163	$ 201

The deferred revenue from the PPC license agreement as of June 30, 2009 was $449,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods ranging from fifteen to thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.

A summary of the revenue recognized from these additional licenses follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$ 29	$ 36	$ 55	$ 58
License fee	3	2	5	3
Total	$ 32	$ 38	$ 60	$ 61

The deferred revenue from theses licenses as of June 30, 2009 was $34,000.

Inventories, net

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	June 30, 2009
	(unaudited)	December 31, 2008
Components (raw materials)	$ 58	$ 47
Finished goods	19	19
Reserve for shrinkage and obsolescence	(27)	(27)
	$ 50	$ 39

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended June 30, 2009 and 2008, options to purchase 837,000 and 723,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.  For the six months ended June 30, 2009 and 2008, options to purchase 838,000 and 712,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of June 30, 2009 and 2008, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2009	2008	2009	2008

Net income (loss) available to common shareholders (unaudited)	$(84)	$(88)	$(265)	$(151)

Weighted-average common shares outstanding during the period	4,152	4,152	4,152	4,152

Incremental shares from assumed conversions of stock options	-	-	-	-

Fully diluted weighted-average common shares and potential commons stock (unaudited)	4,152	4,152	4,152	4,152

Capital Stock and Stock Options

During the six months ended June 30, 2009, no common stock or preferred stock was issued.  During the six months ended June 30, 2009, no options to purchase shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan were granted.  No issued options were exercised during the six months ended June 30, 2009 and 9,999 stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended June 30, 2009 and 2008 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset.

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

     3.9%

Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan

        -

          -

Weighted average expected life

      no grants to date

    7 years

The Company recorded $4,000 and $6,000 of employee and non-employee compensation expense for stock options during the three and six months ended June 30, 2009, respectively, and $9,000 and $14,000 of employee and non-employee compensation expense for stock options during the three and six months ended June 30, 2008, respectively.  At June 30, 2008, there was $36,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan.  This cost is expected to be recognized over the following eleven months.

The Company recorded $10,000 and $23,000 of compensation expense (both employee and non-employee) for stock options during the three months ended June 30, 2009 and 2008, respectively.  The Company recorded $24,000 and $52,000 of compensation expense (both employee and non-employee) for stock options during the six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, there were $16,000 of unrecognized compensation costs related to non-vested share-based compensation under the employee Nonstatutory Stock Option grants.  These costs are expected to be recognized over the following twelve months.

Nonstatutory Stock Option Agreements

In 2006 and 2008, the Company’s Board of Directors granted nonstatutory stock options to the officers and employees of the Company covering a total of 400,000 shares of common stock pursuant to Nonstatutory Stock Option Agreements. The Board of Directors had set terms and conditions of these stock options.  Options were granted at the fair value at the date of the grant as determined by the average closing price of the Company’s common stock on the day of the grant.

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending June 30, 2009		Six months ending June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$ 0.34	400	$ 0.34
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, June 30, 2009	400	$ 0.34	400	$ 0.34

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Non-vested Options	Three months ending June 30, 2009		Six months ending June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	44	$ 0.45	53	$ 0.45
Options Granted	-	-	-	-
Vested	(9)	$ 0.45	(18)	$ 0.45

Outstanding, June 30, 2009	35	$ 0.45	35	$ 0.45

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

A summary of the activity under the Directors’ Plan is as follows (in thousands except per share data):

Directors’ Plan	Three months ending June 30, 2009		Six months ending June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	40	$ 0.91	40	$ 0.91
Options Granted	-	-	-	-
Canceled or Expired	(10)	$ 1.80	(10)	$ 1.80
Outstanding, June 30, 2009	30	$ 0.62	30	$ 0.62

At June 30, 2009, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and options to purchase 30,000 shares were exercisable, at a weighted average exercise price of $0.62.

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

A summary of the activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan	Three months ending June 30, 2009		Six months ending June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$ 0.48	400	$ 0.48
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, June 30, 2009	400	$ 0.48	400	$ 0.48

At June 30, 2009, 200,000 shares of the Company’s common stock were reserved for future grants under the 2003 Plan, and options to purchase 400,000 shares were exercisable, at a weighted average exercise price of $0.48.

A summary of the non-vested options activity under the 2003 Plan  is as follows (in thousands except per share data):

2003 Plan Non-vested Options	Three months ending June 30, 2009		Six months ending June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	13	$ 0.51	33	$ 0.51
Options Granted	-	-	-	-
Vested	(13)	$ 0.51	(33)	$ 0.51

Outstanding, June 30, 2009	-	$ 0.00	-	$ 0.00

Income Taxes

A provision for income taxes for the six month period ended June 30, 2009 was recorded for minimum tax liabilities incurred.

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

2.    SEGMENT INFORMATION

Sales by geographic markets for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ending June 30,		Six months ending June 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S markets	$46	$41	$87	$152
International markets	67	58	79	88
Net product revenue	113	99	166	240

License revenue (worldwide)	111	137	223	262

Net sales	$224	$236	$389	$502

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

In April 2009, the FASB released FAS No. 164, Not-for-Profit Entities: Mergers and Acquisitions—including an amendment of FASB Statement No.  The scope of FAS No. 164 is limited to Non-for-Profit Entities  and is not applicable to the Company.

In May 2009, the FASB released FAS No. 165, Subsequent Events.  The scope of FAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  The Company has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the Securities and Exchange Commission.

In June 2009, the FASB released FAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  The scope of FAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for financial statements issued for fiscal years beginning and interim periods beginning after November 15, 2009.  The adoption of FAS No. 166 is not expected to have any impact on the Company's financial position or results of operations.

In June 2009, the FASB released FAS No. 167, Amendments to FASB Interpretation No. 46(R).  The scope of FAS No. 167 is to improve financial reporting by enterprises involved with variable interest entities.  This statement is effective for financial statements issued for fiscal years beginning and interim periods beginning after November 15, 2009.  The adoption of FAS No. 167 is not expected to have any impact on the Company's financial position or results of operations.

In June 2009, the FASB released FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for

financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of FAS No. 168 is not expected to have any impact on the Company's financial position or results of operations, but nominal costs will be incurred for resource materials, staff education and initiating reporting requirement compliance.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended June 30, 2009 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$ 43	$ 47	$ 75	$ 68
Exclusive license	35	36	86	90
Consulting services	1	16	2	43
Total	$ 79	$ 99	$ 163	$ 201

The deferred revenue from the PPC license agreement as of June 30, 2009 was $449,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods ranging from fifteen to thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.

A summary of the revenue recognized from these additional licenses follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$ 29	$ 36	$ 55	$ 58
License fee	3	2	5	3
Total	$ 32	$ 38	$ 60	$ 61

The deferred revenue from theses licenses as of June 30, 2009 was $34,000.

Inventories, net

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	June 30, 2009
	(unaudited)	December 31, 2008

Components (raw materials)	$ 58	$ 47
Finished goods	19	19
Reserve for shrinkage and obsolescence	(27)	(27)
	$ 50	$ 39

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

Results of Operations

Three Months ended June 30, 2009 compared to the Three Months ended June 30, 2008

Net revenue for the quarters ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ending June 30,
	2009	2008
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$46	$41
International markets	67	58
Net product revenue	113	99

License revenue (worldwide)	111	137

Net Revenues	$224	$236

Total revenues for the second quarter of 2009 were $224,000, a $12,000 decrease from the prior year’s revenues of $236,000.  Domestic product sales for the three months ended June 30, 2009 of $46,000 were $5,000 more than the domestic product sales of $41,000 in the prior year. This increase is attributable to the orders from a new customer that were offset by the slight decline of reorders form existing customers.  International sales for the three months ended June 30, 2009 of $67,000 increased by  $9,000 compared to international sales of $58,000 for the three months ended June 30, 2008, as a result of sales to the Company’s new licensee.  The initial sales to the new licensee were slightly offset by the decrease in sales to Latin American customers for the current three month period ending June 30, 2009.  Although the current quarter’s sales have increased over the prior year we continue to believe that the general worldwide economic downturn and the significant reduction in sales of consumer products on a worldwide basis continues to negatively impact the consumer sales of our licensees.

License revenues for the three months ending June 30, 2009 and 2008 were $111,000 and $137,000, respectively, a decrease of $26,000 or 19%.  The decrease attributable to the PPC license, from which revenues totaled $79,000 in the three months ending June 30, 2009, compared to $99,000 in the three months ending June 30, 2008.  PPC license revenues in the three months ending June 30, 2009 consisted of $43,000 for first discussion work, $35,000 from license fee amortization and $1,000 for consulting services.  In the three months ending June 30, 2008 the PPC license revenues consisted of $47,000 for first discussion work, $36,000 from license fee amortization and $16,000 for consulting services. The decrease in consulting services is consistent with the Company expectations since much of the technical information required by PPC has been provided. The additional licenses produced $32,000 of license revenue for the three months ending June 30, 2009 compared to $38,000 of license revenue for the three months ended June 30, 2008.

Gross profit for the quarter ended June 30, 2009 of $159,000 is 3% less than the gross profit of $163,000 for the quarter ended June 30, 2008.  The decrease in gross profit is attributable a reduction of the license revenues and a more favorable sales mix of higher margin product sales in the current quarter.  As a percentage of revenues, gross margin of 71% for the three months ending June 30, 2009 was a 2% improvement over the gross margin of 69% for the three month ending June 30, 2008.  Gross margin on product sales decreased slightly to 70% in the three months ending June 30, 2009 from 71% in the three months ending June 30, 2008. The increased license revenue gross margin, 72%and 68% for the three months ending June 30, 2009 and 2008, respectively, is due to decreased PPC license revenue which incurs service related costs while the additional license revenue does not incur any additional costs.

	Three months ending June 30,
	2009	2008
	(unaudited)	(unaudited)
Gross Profit by Revenue Type
Net product revenue	$79	$70
License revenue	80	93
Total Gross Profit	$159	$163

Research and development expenses for the three months ending June 30, 2009 and 2008 were $13,000 and $9,000, respectively.  Research expenditures of $21,000 and $30,000 that were incurred for the three months ended June 30, 2009 and 2008, respectively, to support the PPC license, have been charged as license cost in cost of goods sold. The total research and development costs incurred, including the amounts recorded as license costs, were $34,000 for the three months ended June 30, 2009, which was $5,000 less than the $39,000 incurred for the three months ended June 30, 2008.  Decreased facility rental costs and travel expenses, offset by slight increase in consultant costs accounted for the reduced total research and development spending. A fifty percent rent reduction for the Utah lab facility began as of September 1, 2008. Research and development on several new compounds, in addition to the two compounds noted in the PPC license, is continuing at reduced funding levels.

Selling, general and administrative expenses for the three months ended June 30, 2009 of $230,000 are $19,000 less than the selling, general and administrative expenses of $249,000 incurred for the three months ended June 30, 2008.  General and administrative and facility cost reductions were made in audit and tax fees, stock option compensation and travel costs.

The Company earned $1,000 and $7,000 in net interest income during the three months ending June 30, 2009 and 2008, respectively.  The decreased earnings resulted from a reduction in the Company’s cash balances.

The Company has recorded a $1,000 minimum tax provision for the quarter ended June 30, 2009, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Six Months ended June 30, 2009 as compared to the Six Months ended June 30, 2008

Net revenue for the six months ended June 30, 2009 and 2008 were as follows:

	Six months ending June 30,
	2009	2008
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$87	$152
International markets	79	88
Net product revenue	166	240

License revenue (worldwide)	223	262

Net Revenues	$389	$502

Net revenue for the six months ended June 30, 2009 was $389,000.  This was a 23% decrease from net revenue of $502,000 for the first six months of 2008.   Domestic product sales for the six months ended June 30, 2009 of $87,000 were $65,000 less than the $152,000 for the six months ended June 30, 2008. The decrease is attributable  to a licensee who has discontinued the product line after ten years of purchases, partially offset by existing and new customer  sales during the first six months of 2009.  International revenues of $79,000 for the six months ended June 30, 2009 decreased by $9,000 than the international revenue for the six months ended June 30, 2008 of $88,000 due to a new licensee partially offset decreased sales into the Latin American markets.

License revenues for the six months ending June 30, 2009 and 2008 were $223,000 and $262,000, respectively, a decrease of $41,000 or 15%.  The decrease primarily attributable to the PPC license, from which revenues totaled $163,000 in the six months ending June 30, 2009, compared to $221,000 in the six months ending June 30, 2008.  PPC license revenues in the six months ending June 30, 2009 consisted of $75,000 for first discussion work, $86,000 from license fee amortization and $2,000 for consulting services.  In the six months ending June 30, 2008 the PPC license revenues consisted of $68,000 for first discussion work, $90,000 from license fee amortization and $43,000 for consulting services. The decrease in consulting services is consistent with the Company expectations since much of the technical information required by PPC has been provided. The additional licenses produced $60,000 for the six months ending June 30, 2009 compared to $61,000 of license revenue for the six months ended June 30, 2008.

Gross profit for the six months ending June 30, 2009 decreased 26% to $259,000 from $348,000 for the six months ending June 30, 2008.    The decreased gross profit is attributable to the decreased product sales and reduced PPC license revenues.  Gross margins for the six months ended Jun 30, 2009 and 2008 was 67% and 69%, respectivily. The gross margin has decreased slightly due to a fluctuating product sales mix, offset by improved license revenue margins.

	Six months ending June 30,
	2009	2008
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$105	$180
License gross profit	154	168
Total Gross Profit	$259	$348

Research and development expenses for the first half of 2009 and 2008 were $38,000 and $23,000, respectively.  Research expenditures of $27,000 and $53,000 that were incurred in 2009 and 2008, respectively, to support the PPC license have been charged as cost of goods sold. The total research and development cost incurred for the first six months of 2009 was $66,000 and $76,000 for the six months in 2008.  Decreased facility rental costs accounted for $13,000 of the decreased spending while consultant costs increased by $3,000.

Selling, general and administrative expenses for the six months ending June 30, 2009 were $487,000 and $493,000 for the six months ending June 30, 2008, a $6,000 decrease.  Selling, marketing and distribution expenses are $1,000 less than the prior year as the Company continues to focus on product licensing which is less capital intensive.    General and administrative and facility costs decreased by $5,000 primarily due to reduced audit and tax services, reduced stock compensation recognition.

The Company earned $2,000 and $18,000 in net interest income during the six months ending June 30, 2009 and 2008, respectively.  The decreased earnings were due to reduced interest rates and lower cash balances.

The Company recorded a $1,000 minimum tax provisions in 2009 and 2008, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Off-Balance Sheet Arrangements.

None.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had cash of $542,000 with no outstanding bank borrowings and working capital of $296,000.  At December 31, 2008, it had cash of $907,000 with no outstanding bank borrowings and working capital of $609,000.  For the first six months of 2009, net cash used in on-going activities was $365,000 as compared to the prior year’s $200,000, an increase of $165,000.

The current cash position at June 30, 2009 was $56 more than the Company’s annual budget had projected. The Company is aware of its liquidity position and the inconsistent revenue streams, the lead times involved in product development, the time involved in executing new license agreements and the current difficult economic environment. The Company continues to limit spending to necessary operating expenses. Although the Company’s current cash position and projected results of operations for the next six months are not expected to require additional outside financing, the Company must be successful within the current year with its licensing of its current technology and its new compounds, ER 303 and ER 99.  If these efforts are not successful the Company will need to secure additional financing opportunities.  The Company may not be able to obtain such additional funding on commercially reasonable terms, if at all, should such funding be required.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 13, 2009

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  August 13, 2009

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)