Form 10-Q
period 2009-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2009-11-13
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-23544

            HUMAN PHEROMONE SCIENCES, INC.______

(Exact name of registrant as specified in its charter)

__________________California_____________________

_________94-3107202_________

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

___84 West Santa Clara Street, San Jose, California____

___________95113____________

(Address of principal executive offices)

   (Zip code)

 Registrant’s telephone number:  (408) 938-3030

__________________Not applicable____________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,151,954 shares of Common Stock as of November 9, 2009.

HUMAN PHEROMONE SCIENCES, INC.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	September 30,	December 31,
(in thousands except share data)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$370	$907
Accounts receivable	168	52
Inventories, net	45	39
Other current assets	33	58
Total current assets	616	1,056

Property and equipment, net	1	2

Total assets	$617	$1,058

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$15	$19
Current portion of deferred revenue	220	297
Accrued professional fees	68	79
Accrued employee benefits	47	34
Accrued income taxes	2	2
Other accrued expenses	13	16
Total current liabilities	365	447

Non-current liabilities
Deferred revenue	188	324
Total liabilities	553	771

Commitments and Contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,075	21,043
Accumulated deficit	(21,011)	(20,756)
Total shareholders' equity	64	287
Total liabilities and shareholders’ equity	$617	$1,058
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands except per share data)	2009	2008	2009	2008

Net revenues	$273	$262	$662	$764
Cost of goods sold	37	86	167	240

Gross profit	236	176	495	524

Operating Expenses:
Research and development	17	10	55	33
Selling, general and administrative	209	203	696	696
Total operating expenses	226	213	751	729

Income (loss) from operations	10	(37)	(256)	(205)

Other income
Interest income, net	-	7	2	25
Total other income	-	7	2	25

Net income (loss) before provision for income taxes	10	(30)	(254)	(180)

Provision for income taxes	-	-	1	1

Net income (loss)	$10	$(30)	$(255)	$(181)

Net income (loss) per common share
Basic	$(0.00)	$(0.01)	$(0.06)	$(0.04)
Diluted	$(0.00)	$(0.01)	$(0.06)	$(0.04)

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	5,062	4,152	4,152	4,152
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2009	2008

Cash flows from operating activities
Net loss	$(255)	$(181)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	32	66
Changes in operating assets and liabilities:
Accounts receivable	(116)	103
Inventories	(6)	(25)
Other current assets	25	6
Accounts payable and accrued liabilities	(5)	-
Deferred revenue	(213)	(325)

Net cash used in operating activities	(537)	(355)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(537)	(355)
Cash and cash equivalents at beginning of period	907	1,437
Cash and cash equivalents at end of period	$370	$1,082
See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2009

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $255,000 in the nine months ended September 30, 2009, and $239,000 and $16,000 for the years ended December 31, 2008 and 2007, respectively. In addition, the Company has used cash in operations of $537,000 in the nine months ended September 30, 2009, and $530,000 and $501,000 for the years ended December 31, 2008 and 2007, respectively.  As of September 30, 2009, we had an accumulated deficit of $21.0 million; cash and cash equivalents of $370,000 and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through at least the next six months. In this regard, the Company must be successful in its current licensing of its compounds or raise additional operating capital to fund continuing operations and support the further development of identified compounds.  The Company has been working to secure the financing to continue with on-going operations, however, there is no assurance that the Company will be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenue from sales initiated by sales agents, net of the sales commissions earned, following the interpretative guidance provided by FASB Accounting Standards Codification (ASC) Topic 605 – Revenue Recognition.  License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by ASC 605.  The Company records multiple-element arrangements in accordance with ASC 605-25 Revenue Arrangements with Multiple Deliverables.

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

Our agreement with Personal Products Company (hereinafter referred to as “PPC”) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and for which we document supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and expends resources towards fulfilling the obligations to PPC, based on guidance provided by ASC 605-25.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$ 30	$ 81	$ 105	$ 149
Exclusive license	35	36	121	126
Consulting services	2	2	4	45
Total	$ 67	$ 119	$ 230	$ 320

The deferred revenue from the PPC license agreement as of September 30, 2009 was $382,000.

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

A summary of the revenue recognized from these additional licenses follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$142	$33	$197	$91
License fee	8	2	13	5
Total	$150	$35	$210	$96

The deferred revenue from theses licenses as of September 30, 2009 was $26,000.

Inventories, net

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	September 30, 2009	December 31,
	(unaudited)	2008
Components (raw materials)	$54	$47
Finished goods	18	19
Reserve for shrinkage and obsolescence	(27)	(27)
	$45	$39

Earnings (Loss) Per Share

The Company follows the provisions of ASC 260, Earnings Per Share.  ASC 260 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended September 30, 2008, options to purchase 723,000 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.  For the nine months ended September 30, 2009 and 2008, options to purchase 862,000 and 754,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of September 30, 2009 and 2008, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2009	2008	2009	2008

Net income (loss) available to common shareholders (unaudited)	$10	$(30)	$(255)	$(181)

Weighted-average common shares outstanding during the period	4,152	4,152	4,152	4,152

Incremental shares from assumed conversions of stock options	910	-	-	-

Fully diluted weighted-average common shares and potential commons stock (unaudited)	5,062	4,152	4,152	4,152

Capital Stock and Stock Options

During the three months ended September 30, 2009, no common stock or preferred stock was issued.  During the three months ended September 30, 2009, options to purchase 80,000 shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan.  No issued options were exercised during the nine months ended September 30, 2009 and 9,999 stock options expired under the expired 1990 Stock Option Plan.

The Company adopted ASC 718 “Compensation – Stock Compensation”, for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise and expiration experience rates in addition to the life of the option.  The Company adjusts the compensation expense by a forfeiture factor based on historical experience.  The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended September 30, 2009 and 2008 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset.

Stock Option Grants

2009 Option Grants

2008 Option Grants

Weighted average interest rates

      1.6% to 3.1%

        3.4% to 3.5%

Dividend yield

     0.0%

       0.0%

Volatility factor of the Company’s common stock

 144.0%

    143.0%

Forfeiture factor – Nonstatutory Stock Option Agreements

      no grants to date

        3.9%

Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan

        -

          -

Weighted average expected life

7 years

    7 years

The Company recorded $4,000 of employee and $4,000 of non-employee compensation expense for stock options during the three months ended September 30, 2009, and $4,000 of employee and $10,000 of non-employee compensation expense for stock options during the three months ended September 30, 2008.

The Company recorded $12,000 of employee and $20,000 of non-employee compensation expense for stock options during the nine months ended September 30, 2009.  The Company recorded $26,000 of employee and $40,000 of non-employee compensation expense for stock options during the nine months ended September 30, 2008.  At September 30, 2009, there was $12,000 of unrecognized compensation costs related to non-vested share-based compensation under the employee Nonstatutory Stock Option grants.  These costs are expected to be recognized over the following nine months.

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

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending September 30, 2009		Nine months ending September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$ 0.34	400	$ 0.34
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, September 30, 2009	400	$ 0.34	400	$ 0.34

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Non-vested Options	Three months ending September 30, 2009		Nine months ending September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	35	$ 0.45	53	$ 0.45
Options Granted	-	-	-	-
Vested	(9)	$ 0.45	(27)	$ 0.45

Outstanding, September, 2009	26	$ 0.45	26	$ 0.45

Non-Employee Directors’ Stock Option Plan (Directors’ Plan)

In June 1993, the Company’s Board of Directors adopted a Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) covering a total of 158,333 shares of common stock, which provides for a one-time automatic grant of options to purchase 8,333 shares of common stock and annual grants thereafter of options to purchase 3,333 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant.  This plan has expired, but stock options issued under this plan are still outstanding.

A summary of the activity under the Directors’ Plan is as follows (in thousands except per share data):

Directors’ Plan	Three months ending September 30, 2009		Nine months ending September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	30	$0.62	40	$0.91
Options Granted	-	-	-	-
Canceled or Expired	-	-	(10)	$1.80
Outstanding, September 30, 2009	30	$0.62	30	$0.62

At September 30, 2009, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and options to purchase 30,000 shares were exercisable, at a weighted average exercise price of $0.62.

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

A summary of the activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan	Three months ending September 30, 2009		Nine months ending September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$0.48	400	$0.48
Options Granted	80	$0.21	80	$0.21
Canceled or Expired	-	-	-	-
Outstanding, September 30, 2009	480	$0.44	480	$0.44

At September 30, 2009, 120,000 shares of the Company’s common stock were reserved for future grants under the 2003 Plan, and options to purchase 480,000 shares were exercisable, at a weighted average exercise price of $0.44.

A summary of the non-vested options activity under the 2003 Plan  is as follows (in thousands except per share data):

2003 Plan Non-vested Options	Three months ending September 30, 2009		Nine months ending September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	-	$0.51	33	$0.51
Options Granted	80	$0.21	80	$0.21
Vested	(20)	-	(53)	-

Outstanding, September 30, 2009	60	$0.21	60	$0.21

Income Taxes

A provision for income taxes for the nine month period ended September 30, 2009 was recorded for minimum tax liabilities incurred.

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

2.    SEGMENT INFORMATION

Sales by geographic markets for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S. markets	$21	$93	$108	$245
International markets	35	15	114	103
Net product revenue	56	108	222	348

License revenue (worldwide)	217	154	440	416
Net revenues	$273	262	662	764

3.    NEW ACCOUNTING PRONOUNCEMENTS

Effective July 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our Condensed Consolidated Financial Statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

The Company adopted FASB ASC 820-10, Fair Value Measurements on January 1, 2008, which did not have a material impact on its financial condition and results of operations. In September 2006, the Financial Accounting Standards Board issued ASC 820-10 which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. ASC 820-10 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. In February 2008, the Financial Accounting Standards Board delayed the effective date of ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually to fiscal years beginning after November 15, 2008. The Company adopted ASC 820-10 beginning January 1, 2008.

In March 2008, the FASB released ASC 815-10, Disclosures about Derivative Instruments and Hedging Activities.  ASC 815-10 requires enhanced disclosures about an entity’s derivative instruments and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of ASC 815-10 did not have any impact on the Company's financial position or results of operations.

In May 2008, the FASB released ASC 460-10, Accounting for Financial Guarantee Insurance Contracts.  The scope of FAS ASC 460-10 is limited to financial guarantee insurance contracts focusing on the recognition and measurement of claim liabilities.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of ASC 460-10 did not have any impact on the Company's financial position or results of operations.

In April 2009, the FASB released ASC 958-10, Not-for-Profit Entities: Mergers and Acquisitions—including an amendment of FASB Statement No.  The scope of ASC 958-10 is limited to Non-for-Profit Entities  and is not applicable to the Company.

In May 2009, the FASB released ASC 855-10, Subsequent Events.  The scope of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  The Company has evaluated subsequent events for recognition or disclosure through the time of filing these financial statements on Form 10-Q with the Securities and Exchange Commission.

In June 2009, the FASB released ASC 860-10, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  The scope of ASC 860-10 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for financial statements issued for fiscal years beginning and interim periods beginning after November 15, 2009.  The adoption of ASC 860-10 is not expected to have any impact on the Company's financial position or results of operations.

In June 2009, the FASB released ASC 810-10, Amendments to FASB Interpretation No. 46(R).  The scope of ASC 810-10 is to improve financial reporting by enterprises involved with variable interest entities.  This statement is effective for financial statements issued for fiscal years beginning and interim periods beginning after November 15, 2009.  The adoption of ASC 810-10 is not expected to have any impact on the Company's financial position or results of operations.

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 16.  The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this ASC, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of ASC 105-10 is not expected to have any impact on the Company's financial position or results of operations, but nominal costs will be incurred for resource materials, staff education and initiating reporting requirement compliance.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of ASU 2009-05 is not expected to have any impact on the Company's financial position or results of operations.

In October 2009, the FASB concurrently issued the following Accounting Standards Updates: ASU No. 2009-13 – Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables.  The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

ASU No. 2009-14 – Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3).  This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

The ASUs should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning October 1, 2009.

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

Stock Option Policy

The Company adopted ASC 718 “Compensation – Stock Compensation”, for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise rates in addition to the life of the stock option.  The Company adjusts compensation expense by a forfeiture factor based on historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended September 30, 2009 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

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

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenue from sales initiated by sales agents, net of the sales commissions earned, following the interpretative guidance provided by FASB Accounting Standards Codification (ASC) Topic 605 – Revenue Recognition.  License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by ASC 605.  The Company records multiple-element arrangements in accordance with ASC 605-25 Revenue Arrangements with Multiple Deliverables.

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

Our agreement with Personal Products Company (hereinafter referred to as “PPC”) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and for which we document supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and expends resources towards fulfilling the obligations to PPC, based on guidance provided by ASC 605-25.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$30	$81	$105	$149
Exclusive license	35	36	121	126
Consulting services	2	2	4	45
Total	$67	$119	$230	$320

The deferred revenue from the PPC license agreement as of September 30, 2009 was $382,000.

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

A summary of the revenue recognized from these additional licenses follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$142	$33	$197	$91
License fee	8	2	13	5
Total	$150	$35	$210	$96

The deferred revenue from theses licenses as of September 30, 2009 was $26,000.

Inventories, net

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	September 30, 2009
	(unaudited)	December 31, 2008

Components (raw materials)	$18	$47
Finished goods	54	19
Reserve for shrinkage and obsolescence	(27)	(27)
	$45	$39

Income Taxes

The Company accounts for income taxes under ASC 740 “Accounting for Income Taxes”.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the Company’s financial statements and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Results of Operations

Net revenue for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ending September 30,
	2009	2008
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$21	$93
International markets	35	15
Net product revenue	56	108

License revenue (worldwide)	217	154

Net Revenues	$273	$262

Net revenues for the three months ending September 30, 2009 were $273,000, an $11,000 increase from the prior year’s revenues of $262,000.  Domestic sales for the three months ended September 30, 2009 were $21,000, a $72,000 decrease from the domestic sales of $93,000 for the three months ended September 30, 2008.  The decrease is primarily attributable to a licensee who has discontinued the product line after ten years of purchases, and reduced reorders from  an additional customer.  International sales for the three months ended September 30, 2009 of $35,000 were increased by $20,000 compared to the sales of $15,000 for the three months ended September 30, 2008 due to increased purchases in the Latin American market.  Neither the domestic nor international customers’ purchasing patterns are on a seasonal or cyclical pattern which results in inconsistent revenue.   We continue to believe that the general worldwide economic downturn and the significant reduction in sales of consumer products on a worldwide basis continues to negatively impact the consumer sales of our licenses.

License revenues for the three months ending September 30, 2009 and 2008 were $217,000 and $154,000, respectively, an increase of $63,000 or 41%.  The increase is attributable to $129,000 of royalties on sales of a new body wash product by an affiliate of an existing licensee.  The PPC license revenues totaled $67,000 in the three months ending September 30, 2009, compared to $119,000 in the three months ending September 30, 2008.  PPC license revenues in the three months ending September 30, 2009 consisted of $30,000 for first discussion work, $35,000 from license fee amortization and $2,000 for consulting services.  In the three months ending September 30, 2008 the PPC license revenues consisted of $81,000 for first discussion work, $36,000 from license fee amortization and $2,000 for consulting services. The decrease in consulting services is consistent with the Company expectations since most of the technical information required by PPC has been provided. The additional licenses produced $21,000 of license revenue for the three months ending September 30, 2009 compared to $35,000 of license revenue for the three months ended September 30, 2008.

Gross profit for the three months ended September 30, 2009 of $236,000 is 35% more than the gross profit of $176,000 for the three months ended September 30, 2008.  As a percentage of revenue, gross profit of 86% for the three months ended September 30, 2009 was more than gross profit of 67% for the three months ended September 30, 2008.  Gross margin on product sales decreased slightly to 73% for the three months ended September 30, 2009 from 75% for the three months ended September 30, 2008. The increases in both the total gross margin and gross profit percentage are attributed to the increased license revenues from the launch of a new product line from by an affiliate of an existing licensee.  The increases in the higher margin license revenue is consistent with the Company’s goal of licensing of  the technology being the core of Company’s business.

	Three months ending September 30,
	2009	2008
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$41	$81
License gross profit	195	$95
Total Gross Profit	$236	$176

Research and development expenses for the three months ended September 30, 2009 and 2008 were $17,000 and $10,000, respectively.  Research expenditures of $18,000 that were incurred for the three months ended September 30, 2009, and $47,000 incurred for the three months ended September 30,2008, to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred for the quarters, including the amount recorded as cost of goods sold, were $35,000 for the three months ended September 30, 2009, which was $22,000 less than the $57,000 incurred for the three months ended September 30, 2008.  Decreased consultant costs and facility rental costs accounted for the reduced total research and development spending. Research and development on several new compounds, in addition to the two compounds noted in the PPC license, is continuing at reduced funding levels.

Selling, general and administrative expenses for the three months ended September 30, 2009 of $209,000 are $6,000 more than the selling general and administrative expenses of $203,000 incurred for the three months ended September 30, 2008.  Selling, marketing and distribution expenses were consistent with the prior year and  general and administrative and facility costs increased by $6,000.  The slight increase in costs is the result of a reduction of costs allocated to cost of goods sold to support the PPC license and a reduction of paid time off use by employees (increasing the compensation expenses) with reduced expenses for insurance and stock option compensation costs.

The Company did not records any net interest income for the three months ended September 30, 2009 compared to $7,000 in net interest income during the three months ending September 30, 2008.  The decrease in net interest income was due to decreasing interest rates and the Company’s reduction in cash balances.

The Company did not record a minimum tax provision for the quarters ended September 30, 2009 and 2008, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Nine Months ended September 30, 2009 as compared to the Nine Months ended September 30, 2008

Net revenue for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine months ending September 30,
	2009	2008
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$108	$245
International markets	114	103
Net product revenue	222	348

License revenue (worldwide)	440	416
Net Revenues	$662	$764

Net revenue for the nine months ended September 30, 2009 was $662,000.  This was a 13% decrease from net revenue of $764,000 for the first nine months of 2008.  Domestic product sales for the nine months ended September 30, 2009 of $108,000 were $137,000 less than the $245,000 for the nine months ended September 30, 2008. The decrease is attributable to a licensee who has discontinued the product line after ten years of purchases, partially offset by existing and new customer sales during the first nine months of 2009.  International revenues of $114,000 for the nine months ended September 30, 2009 increased by $11,000  compared to the international revenue of $103,000 for the nine months ended September 30,2008.   The new Taiwan licensee product shipments offset reduced European sales due to the high transportation costs and general economic conditions being experienced worldwide.

License revenues for the nine months ending September 30, 2009 and 2008 were $440,000 and $416,000, respectively, an increase of $24,000 or 6%.  The increase is attributable to $129,000 of royalties reported from an affiliate of an existing consumer product licensee that launched a new body wash product in the United States.  Revenues attributable to the PPC license totaled $230,000 in the nine months ending September 30, 2009, compared to $320,000 in the nine months ending September 30, 2008, a $90,000 decrease.  PPC license revenues in the nine months ending September 30, 2009 consisted of $105,000 for first discussion work, $121,000 from license fee amortization and $4,000 for consulting services.  In the nine months ending September 30, 2008 the PPC license revenues consisted of $149,000 for first discussion work, $126,000 from license fee amortization and $45,000 for consulting services. The decrease in consulting services is consistent with the Company expectations since much of the technical information required by PPC has been provided. The additional licenses produced $81,000 for the nine months ending September 30, 2009 compared to $96,000 of license revenue for the nine months ended September 30, 2008.

Gross profit for the first nine months of 2009 decreased 6% to $495,000 from $524,000 in the first nine months of 2009.  Gross margin was 75% and 69% for the nine months ended September 30, 2009 and 2008, respectively.  Although net revenues decreased 13% for the first nine months of 2009 compared to 2008, gross profit only decreased by 6% due to the increase in the higher gross margin from license revenue.

Gross margin on product sales decreased to 66% for the nine months ended September 30, 2009 from 75% for the nine months ended September 30, 2008.  The decreased product gross profit and declining gross margin on product sales is attributable to both the decreased product sales and increased sales of products at a lower price that are subject to royalty payments based on the licensee sales price.  Gross margin on license revenue increased to 79% for the nine months ended September 30, 2009 from 63% for the nine months ended September 30, 2008. Royalties from the new body wash product licensed under the Schwarzkopf & Henkel license contributed to the increase of license gross profit and margin.

	Nine months ending September 30,
	2009	2008
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$146	$261
License gross profit	349	263
Total Gross Profit	$495	$524

Research and development expenses for the nine months ended September 30, 2009 and 2008 were $55,000 and $33,000, respectively.  Research expenditures of $46,000 and $100,000 that were incurred in the nine months ended September 30, 2009 and 2008, respectively, to support the PPC license have been charged as cost of goods sold. The total research and development cost incurred for the first nine months of 2008 was $101,000 and $133,000 for the nine months in 2008.  Decreased facility rental costs accounted for $17,000 of the decreased spending while the consultant costs increased by $13,000.  The reduction in spending is the result of reduced consultant costs due to the timing of the on-going research and development requirements of the several new compounds that are under development.

Selling, general and administrative expenses for the nine months ending September 30, 2009 and 2008 was $696,000 for both years.  Selling, marketing and distribution expenses are $1,000 more than the prior year as the Company continues to focus on product licensing which is less capital intensive. General, administrative and facility costs are consistent with the prior year with increased compensation costs (due to less PPC license allocation to cost of goods sold) offset by reductions in professional fees and stock compensation recognition.

The Company earned $2,000 and $25,000 in net interest income during the nine months ending September 30, 2009 and 2008, respectively.  The decreased earnings were due to reduced interest rates and lower cash balances.

The Company recorded a $1,000 minimum tax provision in 2009 and in 2008, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Off-Balance Sheet Arrangements.

None.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had cash of $370,000 with no outstanding bank borrowings and working capital of $251,000.  At December 31, 2008, it had cash of $907,000 with no outstanding bank borrowings and working capital of $609,000.  For the first nine months of 2009, net cash used in on-going activities was $537,000 as compared to the prior year’s $355,000, an increase of $182,000.

The current cash position at September 30, 2009 was $25,000 more than the Company’s annual budget had projected. The Company is aware of its liquidity position and the inconsistent revenue streams, the lead times involved in product development, the time involved in executing new license agreements and the current difficult economic environment. The Company continues to limit spending to necessary operating expenses. Although the Company’s current cash position and projected results of operations for the next three months are not expected to require additional outside financing, the Company must be successful within the current year with its licensing of its current technology and its new compounds, ER 303 and ER 99.  If these efforts are not successful the Company will need to secure additional financing opportunities.  The Company may not be able to obtain such additional funding on commercially reasonable terms, if at all, should such funding be required.  If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in the quarter ended September 30, 2009.

After our 2009 annual shareholders meeting, pursuant to the 2003 Plan, we have granted annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.  The options were offered pursuant to exemptions from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D. There was a total of four optionees, which were “accredited investors” as such term is defined in Regulation D. A legend was placed on each option that neither it nor the underlying shares of common stock have been registered and are restricted from resale.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual shareholder meeting was held on July 16, 2009, at which the following proposal was approved:

Proposal 1:  Election of the following Directors:

Name	Votes For	Votes Withheld	Broker Non-Votes

William P. Horgan	2,686,933	388,843	320,572
Bernard I. Grosser, M.D.	2,999,668	76,108	320,572
Helen C. Leong	3,009,833	65,943	320,572
Robert Marx	3,011,040	64,736	320,572
Carson Tang	3,011,057	64,719	320,572

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

Date:  November 13, 2009

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  November 13, 2009

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)