Form 10-K
period 2009-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2010-03-29
CIK 878616

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-K

(MARK ONE)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

_Common_Stock_

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $578,000 as of June 30, 2009 based upon the closing sale price on the OTC Bulletin Board reported for such date.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,151,954 shares of the registrant’s common stock issued and outstanding as of March 15, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None

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

The Company is also involved in the identification and development of additional compounds that, in initial human studies, have shown a wide spectrum of mood-enhancing activities.  In September 2008, the Company filed with the U.S. Patent Office a Comprehensive Patent Application for ER 303 one of the new compounds that it has been testing.  The application continues to be under review by the Patent Office.

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

A scent binds to smell receptors in the nose and stimulates a specific region of the brain resulting in the sensation of smell.  These Initial Compounds bind to separate receptors that are physically and functionally distinct from smell receptors.  These pheromone receptors stimulate a region of the brain different from that stimulated by smell receptors.  Since it is widely believed that traditional perfumes and toiletry products allure and intrigue the senses, an alliance between these products and the Company’s compounds seems quite natural.  For these products to create a true effect in humans, however, it must contain compounds that will trigger the pheromonal response in humans. Thus, consumer products containing these mood enhancing components may provide more allure than any others currently available.

Additional Compounds.  The Company continues to explore naturally occurring substances in a variety of tests to increase its knowledge and understanding of their range of influence on human emotions and their application as components of consumer products.  In 2005, the Company began conducting studies on human volunteers with two additional naturally-occurring compounds, ER 303 and ER 99, with positive results.  The Company continued to invest in further development of these two additional compounds.  In September 2008, the Company filed with the U.S. Patent Office a Comprehensive Patent Application for ER 303 and has begun presenting the benefits of the compound to interested consumer product companies.  ER 303 is a previously undeveloped compound with its origin in sea coral, which has positive emotional impacts on both men and women, enhancing feelings of positive social relationships, excitement and social attraction.

With respect to ER 99, which preliminary results have not been made public, the Company is seeking funding for expanded human testing to validate the initial findings.  The Company’s six other identified compounds which have completed early stages of development will not have additional testing work performed and minimal development work performed until the financing for such work is available.

The Current HPS Products and Research

Products.  The Company began by marketing three fragrances, REALM® Women, REALM® Men and inner REALM®.  These “proof-of-concept” products included a full line of fragrance and bath and body products including eau de toilette, cologne, eau de parfume, lotion, bath and shower gel, after-shave balm, deodorant, talc, soap and body cream.  In 2003 the Company sold the assets and worldwide ownership rights to the REALM Women, REALM Men and innerREALM product lines, including the rights to all trademarks associated therewith.  The proceeds from the sale enabled the Company to focus on developing additional mood-enhancing compounds which it could license and sale to other consumer product companies.

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

In May 2007, the Company signed an Agreement with Schwarzkopf & Henkel, a division of Henkel Consumer Goods, Inc. and they introduced hair styling products containing our patented compounds.

In June 2009 a second division of Henkel Consumer Goods, Inc., Dial Corporation released a new body wash product line into its retail distribution channel.  Also during the year a license agreement was signed for distribution of products containing the Company’s patented compounds in Taiwan and a licensee launched a new product on the Home Shopping Network.

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

The Research Agreement with the University of Utah, singed on July 13, 2004, to conduct research and provide services expired July 14, 2009.  The five year agreement provided that the University will provide professional research and services for specific research programs mutually initiated by the Company and accepted by the University.  While the University shall own any inventions and improvements conceived or reduced to practice from the work performed, the Company retains the exclusive option to license any inventions or improvements conceived or reduced to practice and market the products developed from the research results.  The Company has the right to develop new compounds outside of this Research Agreement.  During the five year period there was no activity undertaken under this agreement.

For the years ended December 31, 2009 and 2008, total research and development expenditures totaled $139,000 and $184,000, respectively.  Research expenditures of $54,000 that were incurred in 2009, and $137,000 incurred in 2008, to support the PPC license have been charged as cost of goods sold.  The Company expects to continue development efforts, with or without consumer product company(s) as development partners.  Since its inception through December 31, 2009, the Company has incurred $6,277,000 in direct research and development related expenses.

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

The Company has presented ER 303 to a few qualified companies that are looking for a new compound to enhance their existing product lines.  The Company will manufacture and distribute ER 303 as it does with its initial compounds.  The Company is seeking to discuss with qualified organizations ER 99 potential development and licensing relationships.  The Company’s six other identified compounds which have completed early stages of development will not be ready for distribution until they have additional testing work performed and minimal development work performed, which is delayed until the financing for such work is available.

Technology Licensing and Supply Agreements

One of the strategic objectives of the Company is to expand the use of its patented human pheromone technology and other mood enhancing technologies by working closely with consumer products companies who are leaders in their particular markets.  In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones and began shipments in 1999. Life-to-date revenues from licensing and supply agreements, which began in 1999 with Avon and continuing through 2009 with subsequent licensees aggregated $3,068,000 in 2009 and $2,804,000, in 2008, respectively.  HPS is also in supply and / or licensing discussions with other companies in several consumer products fields and markets.

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

In May 2007, the Company signed an Agreement with Schwarzkopf & Henkel, a division of Henkel Consumer Goods, Inc. and later that year a new hair styling product line containing our patented compounds was launched.

In June 2009 a second division of Henkel Consumer Goods, Inc., Dial Corporation released a new body wash product line into its retail distribution channel.  Also during the fiscal year 2009 a license agreement was signed for distribution of products containing the Company’s patented compounds in Taiwan and a licensee launched a new product on the Home Shopping Network.

Dependence on One or Few Major Customers

During 2009, three customers comprised 31%, 23% and 10% of the Company’s net revenues. Accounts receivable from these customers at December 31, 2009 account for 0%, 21% and 61%, respectively, of the net receivables.  During 2008, three customers comprised 46%, 17% and 15% of the Company’s net revenues, and accounts receivable from these customers at December 31, 2008 accounted for 0%, 0% and 73%, respectively.

The Company’s customer base has shifted to a few mid to large size consumer product and fragrance companies.  These types of companies provide the promotion, advertising and distribution necessary to launch new products in a mass market.  The specialty and smaller sized companies continue to be an important part of our business.

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

Employees

At March 1, 2010, the Company had two full-time employees and one part-time employee.  In addition, the Company, as needed, retains consultants to provide advice in the areas of research, sales and marketing, advertising, product safety testing, regulatory compliance, MIS and product development.  None of the Company’s employees is represented by a labor union.  The Company considers its relations with its employees and consultants to be good.

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

The Company requires additional funding to continue operations.    The Company’s current cash position and projected results of operations for the next twelve months requires additional outside financing.  Unless the Company raises additional funding by debt or equity issuances, asset sales or a significant increase in product and licensing revenues accompanied by reductions in corporate spending, the Company’s current cash on hand will be insufficient to cover its working capital requirements.  The Company is actively working on securing the required funding and it is not known how successful those efforts might be.

The Company may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms.  The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur future indebtedness and may contain other terms that are not favorable to us or our stockholders.  If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations, obtain funds by entering into financing agreements on unattractive terms, or enter a merger or acquisition agreement with another entity.

The Company has not had sustained profitable operations.  Since 1997, the Company has incurred losses from operations.  In 2000 the Company refocused its business model based on product licensing agreements.  Although the change to a licensing based business model has resulted in reduced operating losses, profitable operations have not been achieved.    The Company has added additional licensees in recent years but has not achieved profitability.

The Company’s marketing strategy to solicit existing consumer product companies to license the compounds may not be successful. The Company may not be attract and retain an adequate license and royalty revenue base to achieve profitable operations.  Consumer product companies may choose not to license or private label the Company’s compounds which could assist in differentiating their products and product lines from competitors.  The success of the new compounds will require the licensees to invest in marketing the benefits of their products containing the Company compounds, and the Company can not control the licensees marketing efforts.

The Company is dependent on a few major customers.  The Company is reliant on a small number of consumer product companies who have embraced the Company’s compounds which provides a way to differentiate their products and product lines from competitors.  If one or more of these licenses discontinues its products containing the Company’s compounds the resulting lack of revenues could have an adverse financial impact to the Company.  The Company continues to market its compounds to Consumer product companies that may choose not to license or private label the Company’s products.

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

The Company also occupies 1,700 square feet of laboratory space for its research and development operations located in Salt Lake City, Utah, pursuant to a lease signed on September 1, 2008 that expired September 1, 2009.  The minimum annual rental was $25,000 with no annual rent increase and the Company is continuing the rent at this rate on a  month-to-month basis until a new lease is signed.  Our existing facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current and anticipated needs.

During the year ended December 31, 2008, the Company incurred $82,000 in net rent expense and related charges for these facilities.

Item 3.

Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 4.

(Removed and Reserved)

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol EROX.OB.  As of March 1, 2010, there were approximately 580 holders of record of the Company’s common stock.  Set forth below is the high and low bid information for the Company’s common stock on the OTC Bulletin Board as reported during each of the four calendar quarters of 2009 and 2008.

	HIGH	LOW
2009
First quarter	$0.25	$0.12
Second quarter	$0.41	$0.17
Third quarter	$0.23	$0.15
Fourth quarter	$0.17	$0.13

2008
First quarter	$0.69	$0.55
Second quarter	$0.63	$0.57
Third quarter	$0.50	$0.29
Fourth quarter	$0.35	$0.11

These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual sales.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not plan to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in fiscal 2009.

Item 6.

Selected Financial Data

None

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

In 2008 the Company’s first multinational licensee discontinued production, after eleven years of manufacturing, of the fragrance products containing our patented compounds.  This licensee had been purchasing the pheromones at a relatively high price per gram, but did not pay a royalty on sales.  As such, product revenue was significantly reduced as compared with the prior year. However, the Company is party to other agreements which provide for lower sales prices per gram, but include a royalty payment on the licensee’s sales.  The Company would expect increases in licensing revenue as a percentage of total revenue in future periods.

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

Year ended December 31, 2009 compared with the year ended December 31, 2008

Net revenue for the year ended December 31, 2009 and 2008 were as follows (in thousands):

	Year ending December 31,
	2009	2008
Net product revenue by markets:
U.S. markets	$170	$277
International markets	119	111
Net product revenues	289	388

License revenues (worldwide)	596	604

Net Revenues	$885	$992

Net revenues for the year ended December 31, 2009 were $885,000 compared to $992,000 for the year ending December 31, 2008, a decrease of $107,000, or 11%. The decrease is a result of a large customer discontinuing a product line containing our patented compounds after 11 years of selling their fragrance.  License revenues for the years ending December 31, 2009 and 2008 were $596,000 and $604,000, respectively, a 1% decrease of $8,000.  The decrease is attributable to reduced revenue recognition from the PPC license of $179,000 which was almost offset by $171,000 of revenue from both new and existing licensees.  License revenues, excluding PPC revenues, were $319,000 for the year ended December 31, 2009 compared to $148,000 of license revenue, excluding PPC revenues, for year ended December 31, 2008. The increase in revenues was attributed to a new men’s body wash product line launched in the United States in 2009 by Dial Corporation.  Revenue recognized under the PPC license totaled $278,000 in 2009, $118,000 for first discussion work, $156,000 license fee amortization and $4,000 for consulting services.  In 2008 the license revenues recognized under the PPC license were $457,000, $248,000 for first discussion work, $163,000 license fee amortization and $46,000 for consulting services.

 Net product revenues of $289,000 for the year ending December 31, 2009 was $99,000 less than last year’s $388,000 for the year ending December 31, 2008.  Product sales were down due to our multinational licensee which discontinued our product line in 2008.  For the year ending December 31, 2009 product sales to active customers increased by $73,000.  International sales increased $8,000 for the year ending December 31, 2009 due to a new Taiwan licensee.  The Company is continuing to seek new licensees and to expand discussions with potential licensees in consumer product markets.

	Year ending December 31,
	2009	2008
	(in thousands)	(in thousands)
Net revenue by type:
License revenue	$596	$604
Product revenue	289	388
Total	$885	$992

Gross profit for the year ended December 31, 2009 of $690,000 is 3% more than the gross profit of $670,000 for the year ended December 31, 2008.  As a percentage of revenue, gross profit of 78% for the year ended December 31, 2009 was more than gross profit of 68% for the year ended December 31, 2008.  Gross margin on product sales decreased slightly to 67% for the year ended December 31, 2009 from 74% for the year ended December 31, 2008. The increases in both the total gross margin and gross profit percentage are attributed to the increased license revenues from the launch of a new product line by an affiliate of an existing licensee.  The increases in the higher margin license revenue is consistent with the Company’s goal of licensing the technology being at the core of the Company’s business.

	Year December 31,
	2009	2008
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$195	$288
License gross profit	495	382
Total Gross Profit	$690	$670

Research and development expenses for the year ending December 31, 2009 and 2008 were $85,000 and $47,000, respectively.  Research expenditures of $54,000 that were incurred in 2009, and $137,000 incurred in 2008, to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred for the current year, including the amount recorded as license costs, was $139,000 which was $45,000 less than the prior year’s $184,000.  The decrease of the research expenditures was the result of a decreased consultant fees as the Company reduced research and development funding until additional financing is obtained.

Selling, general and administrative expenses increased $2,000 to $891,000 for the year ending December 31, 2009 from $889,000 for year ending December 31, 2008.  Sales, marketing and distribution expenses increased $3,000, while other administrative expenses decreased by $1,000.  The increase in sales and marketing expenses was due to the Company introducing ER303 to potential consumer product companies.  Administrative expense of $12,000 that were incurred in 2009, and $38,000 incurred in 2008, to support the PPC license have been charged as cost of goods sold. The total administrative cost incurred for the current year, including the amount recorded as license costs, was $828,000 which was $26,000 less than the prior year’s administrative expenses of $854,000.  Decreased audit and tax fees of $25,000, and stock option grant compensation decrease of $40,000 were the primary cause of the decrease. General operating expense  decreases were offset by increased business development and funding costs of $30,000 and legal fee increases of $17,000.

Total other income decreased by $27,000 to $3,000 for the year ending December 31, 2009 from $30,000 for the year ending December 31, 2008.  Net interest income for 2009 was $3,000 and in 2008 the net interest income was $30,000. The decrease in net interest income was due to decreased cash balances as the year progressed.

In 2009 the Company recorded a $1,000 tax provision, and in 2008 the Company recorded a $3,000 tax provision for state minimum taxes.

As of December 31, 2009 the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward, was approximately $4,769,000.  However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine that it is more likely than not that the deferred tax asset will be realized.

Liquidity and Capital Resources

At December 31, 2009, the Company had cash and cash equivalents of $350,000, working capital of $200,000, and no bank borrowings outstanding. These balances at December 31, 2008 were $907,000 and $609,000, respectively with no bank borrowings outstanding.  Net cash used in operating activities was $557,000 for the year ended December 31, 2009 as compared with net cash used by operating activities of $530,000 for the year ended December 31, 2008. The cash used in operations for 2009 increased by $27,000 and is comparable to the prior year.

The Company’s current cash position and projected results of operations for the year 2010 requires that additional sources of funding be obtained.  Unless the Company raises additional funding by debt or equity issuances, asset sales or a significant increase in product and licensing revenues accompanied by reductions in corporate spending, the Company’s current cash on hand will be insufficient to cover its working capital requirements.  The Company is actively working on securing the required funding and it is not known how successful those efforts might be.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through the current year. In this regard, the Company must be successful in its current licensing of its compounds or raise additional operating capital to fund continuing operations and support the further development of identified compounds.  The Company has been working to secure the financing to continue with on-going operations, however, there is no assurance that the Company will be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  New Accounting Pronouncements

Effective July 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our Condensed Consolidated Financial Statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

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

In May 2009, the FASB released ASC 855-10, Subsequent Events.  The scope of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  The Company has evaluated subsequent events for recognition or disclosure through the time of filing these financial statements on Form 10-K with the Securities and Exchange Commission.

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

In October 2009, the FASB concurrently issued the following Accounting Standards Updates:  ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3).  This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASUs No. 2009-13 and 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January  1, 2011 and these are not expected to have a material impact on the Company’s financial position or results of operations.

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

Stock Option Policy

The Company adopted ASC 718 Compensation – Stock Compensation, for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the option and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise rates in addition to the life of the stock option.  The Company adjusts compensation expense by a forfeiture factor based on historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2009 and 2008 as the Company incurred net operating losses for which no benefit was recognized, nor were tax loss carryforwards utilized.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

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

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents net of the sales commissions earned following the interpretative guidance provided by FASB Accounting Standards Codification (ASC) Topic 605 – Revenue Recognition. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by ASC 605. The Company records multiple-element arrangements in accordance with ASC 605-25 Revenue Arrangements with Multiple Deliverables.

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

Our agreement with Personal Products Company (hereinafter referred to as PPC) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and documents supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and resources towards fulfilling the obligations to PPC, based on based on guidance provided by ASC 605-25.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Year ending December 31,
	2009	2008
Right of first discussion	$ 118	$ 248
Exclusive license	156	163
Consulting services	4	46
Total	$ 278	$ 457

The deferred revenue related to the PPC agreement as of December 31, 2009 and 2008 was $334,000 and $612,000, respectively.

The Company has granted three additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.  License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods ranging from fifteen to thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.

A summary of the revenue recognized from these additional licenses follows (in thousands):

	Year ending December 31,
	2009	2008
Royalty revenues	$ 297	$ 141
License fee	20	7
Total	$ 317	$ 148

The deferred revenue from these licenses as of December 31, 2009 and 2008 was $18,000 and $9,000, respectively.

Income Taxes

The Company accounts for income taxes following the interpretative guidance provided by FASB Accounting Standards Codification (ASC) Topic 740 – Income Taxes.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the Company’s financial statements and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Off-Balance-Sheet Arrangements

As of December 31, 2009, the Company did not have any off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

None

Item 8.

Financial Statements

See the Company’s audited financial statements set forth on pages 29 to 46.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).

Controls and Procedures

a)  Evaluation of Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

(b)  Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principals as of December 31, 2009.

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

(c)  Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance of the Registrant

The executive officers of the Company and their ages as of March 1, 2010 are as follows:

Name	Age	Position

William P. Horgan	62	Chairman, Chief Executive Officer and Director

Gregory S. Fredrick	55	Chief Financial Officer

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

Board of Directors

Name	Age	Position
William P. Horgan	62	Chairman of the Board of Directors, Chief Executive Officer and Director
Bernard I. Grosser, MD	81	Director
Helen C. Leong	82	Director
Carson Tang	50	Director
Robert Marx	79	Director

William P. Horgan was appointed Chairman of the Board in November 1996 after serving as President, Chief Executive Officer and Director since January 1994, when he joined the Company. Prior to joining the Company 1994 Mr. Horgan spent almost 17 years in executive positions in several public and privately-held OTC Pharmaceutical, Consumer Products and Technology Companies.   .Mr. Horgan’s industry experience, professional experiences and knowledge of the Company’s technology qualify him to serve as a director.  In addition, his experience as chief executive officer provided him with operational and industry expertise that is important to the Board, particularly, his experience guiding the Company from a consumer fragrance product company to a technology licensing company. As a result of his knowledge and experience in the biotech and consumer medical industry, Mr. Horgan has substantial knowledge of the industry and the technology, in addition to his skills in consensus building, which are especially valuable in his role as board chair.

Bernard I. Grosser, MD has served as a Director since March 1992.  Dr. Grosser is a Professor of Psychiatry at the University of Utah and served as Chairman of the Department of Psychiatry at the University of Utah from 1982 to 2007.  Dr. Grosser has conducted extensive research related to hormonal target areas of the brain. Dr. Grosser served on the Board of Directors for Large Scale Biology Corporation from 1995 to 2007.  Dr. Grosser has participated as a member of the Speaker’s Bureau  for AstraZeneca, Schering Plough and Eli Lilly, and sits on the Pharmacy and Therapeutics Committee for Regence Blue Cross.  Dr. Grosser’s medical background, professional experience and research expertise are attributes that qualify him as a director.

Helen C. Leong has served as a Director since April 1993.  Mrs. Leong is and has been for more than fifteen years the managing partner of Leong Ventures, which makes investments in the areas of biogenetics and health-oriented technologies.  She is a general partner, and lead investment analyst, with CLW Associates, which specializes in real estate, biotech and consumer product fields.  Mrs. Leong was also a founder of Mid-Peninsula Bank of Palo Alto where she served as a director from 1988 until October 2007 when the bank was acquired by Wells Fargo Bank and was a member of the Investment Committee for Mid-Peninsula Bank.  Mrs. Leong accounting and financial education and experiences with biogenetics and health-oriented companies, banking and venture capital companies qualify her to as both a director and as chairperson of the audit committee.

Robert Marx has served as a Director since October 1994.  Mr. Marx was the founder and Co-Chief Executive Officer of Gilda Marx Incorporated, a firm specializing in designing and manufacturing exercise apparel and products for active lifestyles from 1979 until the sale of the company in 1996.  He is a former member of the Executive Committee of the Sports Apparel Products Council and the Board of Directors of the California Manufacturers Association (from 1982 to1988), and has been active with the City of Hope joining the Board of Governors in 1999 and has been the Chairman of the Board of Governors for the City of Hope since 2007.  Mr. Marx’s consumer product sales and marketing and leadership experiences qualify him as a director.

Carson Tang has served as a Director since June 2007.  Mr. Tang serves as the Managing Partner of the Renovatio Global Fund, a technology-based fund based in San Jose, California.  Renovatio Global Fund currently holds 654,720 shares (approximately 16%) of the Company’s Common Stock.  Mr. Tang is also advisor and a General Partner for the Atlanta based Seraph Fund, the founder and director of American Prolmage, Inc. in Los Angeles, California and a Managing Director of DISC Beteiligungs-und Management GmbH in Bingen, Germany. Before founding American Prolmage, Inc., Mr. Tang was the Vice President and co-founder of ViewSonic Corporation.  Mr. Tang’s experience with high tech industry with ties to Asia, venture capital management and capital funding experience qualify him as a director.

There are no family relationships among directors or executive officers of the Company.

Director Nomination

The Company does not have a standing nominating committee due to the small size of the Board.  Each of the current Board members participates in the consideration of director nominees.

Criteria for Board Membership.  In selecting candidates for appointment or re-election to the Board, the current Board of Directors considers the appropriate balance of experience, skills and characteristics required of the Board of Directors, and seeks to insure that at least a majority of the directors are independent under the rules of the Nasdaq Stock Market, that members of the Company’s audit committee meet the financial literacy and sophistication requirements under the rules of the Nasdaq Stock Market and at least one of them qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Nominees for director are selected on the basis of their depth and breadth of experience, industry knowledge, integrity, ability to make independent analytical inquiries, understanding of the Company’s business environment, and willingness to devote adequate time to Board duties.

Shareholder Nominees. The Board of Directors will consider written proposals from stockholders for nominees for director. Any such nominations should be submitted to the Board of Directors c/o the Secretary of the Company and should include the following information: (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the shareholders making the nomination and the number of shares of the Company’s common stock which are owned beneficially and of record by such shareholders; and (c) appropriate biographical information and a statement as to the qualification of the nominee, and should be submitted in the time frame described in the Bylaws of the Company and under the caption, “Shareholder Proposals” below.

Process for Identifying and Evaluating Nominees.   The Board of Directors believes the Company is well-served by its current directors.   In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the nominating committee will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors.    If an incumbent director is not standing for re-election, or if a vacancy on the Board occurs between annual shareholder meetings, and the Board determines the seat should be filled, the Board of Directors will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought.  Director candidates will be selected based on input from members of the Board, senior management of the company and, if the Board of Directors deems appropriate, a third-party search firm. The Board of Directors will evaluate each candidate's qualifications and check relevant references; in addition, such candidates will be interviewed by at least one member of the Board of Directors. Candidates meriting serious consideration will meet with all members of the Board.  Based on this input, the Board of Directors will evaluate which of the prospective candidates is qualified to serve as a director and whether the Board of Directors should recommend that this candidate be appointed to fill a current vacancy on the Board, or presented for the approval of the shareholders, as appropriate.      The Company has never received a proposal from a shareholder to nominate a director.  Although the Board of Directors has not adopted a formal policy with respect to shareholder nominees, the Board of Directors expects that the evaluation process for a shareholder nominee would be similar to the process outlined above.

Audit Committee

The current members of the Audit Committee of the Board of Directors are Mrs. Leong, Dr. Grosser and Mr. Marx.  The Board has determined that all members of the audit committee are independent directors under the rules of the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements.  The Board has determined that Mrs. Leong qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.  The Audit Committee’s purpose is to consult with the Company’s independent auditors concerning their audit plans, the results of the audit, the Company’s accounting principles and the adequacy of the Company’s general accounting controls.  The Audit Committee operates under a written charter, a copy of which is posted on our website at www.erox.com.

Item 11.

Executive Compensation

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company by the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”) who are the only executive officers for fiscal year 2009 whose salary and bonus for the fiscal year 2009 exceeded $100,000 (the “Named Executive Officers”).

The following table sets forth for each of the Named Executive Officers: (i) the dollar value of base salary and bonus earned during the year ended December 31, 2009; (ii) the aggregate grant date fair value of stock and option awards granted during the year, computed in accordance with FASB ASC Topic 718; (iii) all other compensation for the year; and, finally, (iv) the dollar value of total compensation for the year.

Summary Compensation Table – Named Executive officers

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Other Compensation(2)	Total
William P. Horgan Chairman of the Board and Chief Executive Officer	2009 2008	$221,500 $221,500	— —	— —	$ 18,000 $ 18,000	$239,500 $239,500

Gregory S. Fredrick Chief Financial Officer	2009 2008	$120,000 $120,000	— —	— $31,500	— —	$120,000 $151,500

1	For each of the stock option grants, the value shown is the total valuation as of the grant date as calculated per FASB ASC Topic 718.
2	Mr. Horgan receives an automobile allowance of $18,000 per year.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information on outstanding option and stock awards held by the Named Executive Officers at December 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.   All options granted at fair market value based on the closing price of our stock on the day of the grant.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable [1]	Option exercise price ($)	Option expiration date
William P. Horgan	300,000	-	$0.315	6/21/2013

Gregory S. Fredrick	20,000	-	$0.315	6/21/2013
	52,500	17,500	$0.450	7/17/2015

1 All options for the Named Executive Officers vest monthly over a period of two (2) years. The options are exercisable for seven  years, and expire on the date seven years from the date of grant.

Employment Agreements and Arrangements

We have no employment agreements or arrangements with any of the Named Executive Officers of the Company or with any other employee of the Company.

Change in Control Agreements

All of the stock option agreements issued to the Named Executive Officers contain a change in control provision.  In the event of a change of control the stock options accelerate, so that the options become fully exercisable and vested as immediately prior to consummation of the Change of Control.

Since the closing market price of our common stock on December 31, 2009 of $0.15 was lower than the exercise price of these options, our Named Executive Officers would not have realized any value from the acceleration had the change of control occurred on December 31, 2009.

Indemnification Agreement

We have no indemnification agreements with any of the Named Executive Officers of the Company or with any other employee of the Company.

DIRECTOR COMPENSATION

The Company uses a stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board.

Cash Compensation Paid to Board Members

Members of the Board who are not employees of the Company do not receive any cash compensation for their services.  The members are reimbursed for their out-of-pocket travel expenses incurred to attend the meetings.

Stock Option Program

The Company’s 2003 Non-Employee Directors’ Stock Option Plan (the “2003 Plan”) provides for the automatic grant of 20,000 shares of Common Stock if a person who is neither an officer nor an employee of the Company and who has not previously been a member of the Board is elected or appointed director.  Each such option will become exercisable at the rate of one-twelfth of the number of shares covered by the option each month following the grant date, so long as the individual is serving as a director, with full vesting over one year.  In addition, on the date of the first meeting of the Board immediately following each annual meeting of shareholders of the Company, the Company is required to grant to each non-employee director a seven year Non-Qualified Option to purchase 20,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of Common Stock on the date of the grant.  These options will vest one-twelfth per month after the date of grant, as long as the individual is serving as a director, with full vesting over one year.   The exercise price of all options granted pursuant to the 2003 Plan is the fair market value of the Company’s Common Stock at the closing price on the day of the grant.  A total of 600,000 shares are reserved for issuance under the 2003 Plan.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal year ended December 31, 2009.

Summary Compensation Table – Directors

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) [1]	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compensation	Total ($)
Bernard I. Grosser, MD	2009	0	0	4,200	N/A	N/A	0	4,200

Helen Leong	2009	0	0	4,200	N/A	N/A	0	4,200

Robert Marx	2009	0	0	4,200	N/A	N/A	0	4,200

Carson Tang	2009	0	0	4,200	N/A	N/A	0	4,200

1

Stock option grants issued to outside Directors vest monthly over a one (1) year period immediately from the date of grant. The options are exercisable for seven years, and expire on the date seven years from the date of grant. For each of the stock option grants, the value shown is the total valuation as of the grant date as calculated per FASB ASC Topic 718.  All grants made at the fair market value based on the closing price of our stock on the day of the grant.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Dr. Grosser (Chairman), Mr. Marx and Mr. Carson Tang all of whom are independent non-management directors. None of the Compensation Committee members has served as an officer or employee of the Company, and none of the Company’s executive officers has served as a member of a Compensation Committee.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2009 with respect to the shares of the Company’s Common Stock that may be issued under all of the Company’s existing equity compensation plans (including individual compensation arrangements) consisting of the  2003 Non-Employee Directors’ Stock Option Plan and restricted-stock option grants made to employees outside the plan.

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of remaining available for future issuance under equity compensation plans(excluding securities reflected in column(a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	910,000	$ 0.40	120,000

DESCRIPTION OF PLANS NOT APPROVED BY SHAREHOLDERS

On June 25, 2003 the Board of Directors adopted the 2003 Non-employee Directors Stock Option Plan  (the “2003  Plan”) of Human Pheromone Sciences, Inc.  A maximum of 600,000 shares of common stock which may be issued on exercise of the Options granted pursuant to the 2003 Plan.  The 2003 Plan will expire on June 24, 2010.  This plan replaces the Directors’ Plan which expired June 13, 2003.  The 2003 Plan provides for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.

In June 2006, the Company’s Board of Directors Compensation Committee granted Nonstatutory Stock Options to the Company’s employees, including the Named Executive Officers, covering a total of 330,000 shares of common stock. These stock options were granted outside of any stock option plan and are subject to two year vesting.  Options were granted at the fair value at the date of the grant as determined by the closing price on the day of the grant.

In July 2008, the Company’s Board of Directors Compensation Committee granted Nonstatutory Stock Options to a Named Executive Officer, covering a total of 70,000 shares of common stock. These stock options were granted outside of any stock option plan and are subject to two year vesting.  Options were granted at the fair value at the date of the grant as determined by the closing price on the day of the grant.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and changes in ownership of such stock (Forms 4 and 5).

To the Company’s knowledge, based solely upon review of the copies of such reports and certain representations furnished to it, all Section 16(a) filing requirements applicable to its executive officers and four of the directors were complied with during the year ended December 31, 2009.  Mr. Tang has not yet filed with the SEC the July 29, 2009 stock option grant.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 16, 2010 by:  (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s executive officers named in the Summary Compensation Table; (iii) each of the Company’s directors; and (iv) by all directors and executive officers as a group.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 16, 2010 are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person.  The percentage of beneficial ownership is based on 4,151,954 shares of Common Stock outstanding as of March 16, 2010.  Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to the Common Stock shown as being beneficially owned by them:

Directors, Nominees, Officers And 5% Stockholders	Shares Beneficially Owned	Percent Of Class
5% Stockholders
Renovatio Global Funds, L.P. (1)	654,720	15.8%
Larry H. Schatz (2)	300,000	7.2
Directors, Nominees and Officers
William P. Horgan (3) (4)	357,733	8.0
Bernard I. Grosser, M.D.(4) (5)	268,851	6.3
Helen C. Leong(4) (5)	211,687	4.9
Robert Marx(4) (5)	242,685	5.6
Carson Tang(4) (6)	713,053	17.0
Greg Fredrick (4) (7)	87,083	2.1
All executive officers and directors as a group (6 shareholders)	1,881,092	37.4

(1)

Fund may be contacted at 1737 N. First St., Suite 350, San Jose, CA 95116.  Carson Tang, a director of the Company, is the Managing Partner of Renovatio Global Funds, L.P. (“Renovatio”) and, as such, may be deemed to share voting and investment power over all of such shares and therefore may be deemed a beneficial owner of such shares.  Mr. Tang disclaims beneficial ownership of shares held by Renovatio except to the extent of his direct pecuniary interest therein.

(2)

Individual may be contacted at 152 W. 57th Street, 31st Floor, New York, NY 10019.   Based upon information supplied by Mr. Schatz. on the Schedule 13D filed with the SEC on April 10, 2006

(3)

Includes 300,000 shares issuable on exercise of outstanding options.

(4)

Individuals may be contacted at the corporate offices at 84 W. Santa Clara St., Suite 720, San Jose, CA 95113.

(5)

Includes 145,001 shares issuable on exercise of outstanding options.

(6)

Includes 55,000 shares issuable on exercise of outstanding options.

(7)

Includes 87,083 shares issuable on exercise of outstanding options.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The Board has determined that Dr. Grosser, Mrs. Leong, Mr. Marx and Mr. Tang are independent under the rules of the Nasdaq Stock Market.  There were no related party transactions to be considered in the last fiscal year in the determination of the independence of the directors.

Item 14.

Principal Accountant Fees and Services

SingerLewak LLP was retained as the Company’s independent registered public accounting firm for the years ended December 31, 2009 and 2008.  The following table shows the fees paid or accrued by the Company for the audit and other services provided by SingerLewak LLP for fiscal 2009 and 2008.

	2009	2008
Audit Fees(1)	$50,963	$53,746
Audit Related Fees(1)	$29,711	$58,888
Tax Fees(2)	$9,266	$10,359
All Other Fees	-	-

(1)

Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of the statutory and regulatory filings.  Audit related fees are for the review of the Company’s quarterly financial statement and audit services provided in connection with other statutory or regulatory filings.

 (2)

Tax fees principally represent tax compliance services.

The Audit Committee reviews and pre-approves the audit and tax fees proposed by SingerLewak LLP in their annual engagement letter.  All fees described above were approved by the Audit Committee.  SingerLewak LLP did not provide any other services during 2009.

The Company does not anticipate that representatives from SingerLewak LLP will be present at the Annual Meeting.

PART IV

Item 15.

Exhibits

Financial Statements.  The following are filed as a part of this report:

Page

Report of SingerLewak LLP, Independent Registered

    Public Accounting Firm

   29

Balance Sheets – December 31, 2009 and 2008

   30

Statements of Operations – Years ended December 31, 2009 and 2008

   31

Statements of Shareholders’ Equity –Years ended December 31, 2009 and 2008

   32

Statements of Cash Flows – Years ended December 31, 2009 and 2008

   33

Notes to Financial Statements

   34

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

Item 15.

Exhibits (continued)

        EXHIBIT

       NUMBER

EXHIBIT TITLE

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

  *     Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Human Pheromone Sciences, Inc. Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 29, 2010.

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

March 29, 2010

William P. Horgan

and Chairman

(Principal Executive Officer)

/s/ Gregory S. Fredrick

Chief Financial Officer

March 29, 2010

Gregory S. Fredrick

(Principal Financial and

Accounting Officer)

/s/ Bernard I. Grosser

Director

March 29, 2010

Bernard I. Grosser, MD

/s/ Helen C. Leong

Director

March 29, 2010

Helen C. Leong

/s/ Robert Marx

Director

March 29, 2010

Robert Marx

/s/ Carson Tang

Director

March 29, 2010

Carson Tang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Human Pheromone Sciences, Inc.

San Jose, California

We have audited the balance sheets of Human Pheromone Sciences, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of Human Pheromone Sciences, Inc.’s  internal control over financial reporting as of December 31, 2009 included in the accompanying Item 9A(T) Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/ SingerLewak LLP

San Jose, California

March 29, 2010

Human Pheromone Sciences, Inc.

Balance Sheets

	December 31,	December 31,
(in thousands except share data)	2009	2008
Assets

Current assets:
Cash and cash equivalents	$ 350	$ 907
Accounts receivable	141	52
Inventories, net	58	39
Other current assets	40	58
Total current assets	589	1,056

Property and equipment, net	1	2

Total assets	$ 590	$ 1,058

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 60	$ 19
Current portion of deferred revenue	194	297
Accrued professional fees	71	79
Accrued employee benefits	40	34
Accrued income taxes	2	2
Other accrued expenses	22	16
Total current liabilities	389	447

Non-current liabilities
Deferred revenue	158	324
Total liabilities	547	771

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,083	21,043
Accumulated deficit	(21,040)	(20,756)
Total shareholders' equity	43	287
Total liabilities and shareholders’ equity	$ 590	$ 1,058

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

	Years ended December 31,
(in thousands except per share data)	2009	2008

Net revenues	$ 885	$ 992
Cost of goods sold	195	322

Gross profit	690	670

Operating expenses:
Research and development	85	47
Selling, general and administrative	891	889

Total operating expenses	976	936

Loss from operations	(286)	(266)

Other income
Interest income, net	3	30
Total other income	3	30

Net loss before provision for income taxes	(283)	(236)

Provision for income taxes	1	3

Net loss	$ (284)	$ (239)

Net loss per common share - basic and fully diluted	$ (0.07)	$ (0.06)

Weighted average common shares outstanding – basic and fully diluted	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Shareholders’ Equity

(in thousands)

	Common Stock			Total Shareholders’
	Shares	Amount	Accumulated Deficit	Equity
Balances, at December 31, 2007	4,152	$ 20,963	$ (20,517)	$ 446
Net loss	–	–	(239)	(239)
Stock option compensation	–	80	–	80

Balances, at December 31, 2008	4,152	21,043	(20,756)	287
Net loss	–	–	(284)	(284)
Stock option compensation	–	40	–	40
Balances, at December 31, 2009	4,152	$ 21,083	$ (21,040)	$ 43

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

	Years ended December 31,
(in thousands)	2009	2008

Cash flows from operating activities:
Net loss	$ (284)	$ (239)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	1	1
Stock option compensation	40	80
Changes in operating assets and liabilities:
Accounts receivable	(90)	142
Inventories, net	(18)	(14)
Other current assets	18	(18)
Accounts payable and accruals	45	(19)
Deferred revenue	(269)	(463)

Net cash used in operating activities	(557)	(530)

Cash flows used in investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(557)	(530)
Cash and cash equivalents at beginning of the year	907	1,437
Cash and cash equivalents at end of the year	$ 350	$ 907

(in dollars)
Cash disbursements for income taxes	$ 1,000	$ 3,000

Cash disbursements for interest	$ 2,000	$ 2,000

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

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

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $284,000 for the year ending December 31, 2009, and $239,000 and $16,000 for the years ended December 31, 2008 and 2007, respectively. In addition, the Company has used cash in operations of $557,000 in the year ending December 31, 2009, and $530,000 and $501,000 for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2009, we had an accumulated deficit of $21.0 million; cash and cash equivalents of $350,000 and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through the current year. In this regard, the Company must be successful in its current licensing of its compounds or raise additional operating capital to fund continuing operations and support the further development of identified compounds.  The Company has been working to secure the financing to continue with on-going operations, however, there is no assurance that the Company will be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Since the Company has refocused its business based on a licensing model, its concentration of credit risk consists principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions.  As of December 31, 2009 the Company had deposits in two financial institutions which aggregated $350,000 and as of December 31, 2008, the Company had deposits in two financial institutions which aggregated $907,000.  Such funds are insured by the Federal Deposit Insurance Corporation up to $250,000.  Concentration of credit risk with respect to accounts receivable has been consistent since the Company’s customer base consisting of several large customers in the United States and distributors in several international markets has remained relatively unchanged.  On-going credit evaluations of customers’ financial condition are performed and, generally, no collateral is required.  However, until the credit worthiness of these international customers is acceptable to the Company, the customer generally pays in advance of shipment.  The Company maintains an allowance, when appropriate, for potential losses based upon management’s analysis of possible uncollectible accounts.

Customer Concentration

During 2009, three customers comprised 31%, 23% and 10% of the Company’s net revenues. Accounts receivable from these customers at December 31, 2009 account for 0%, 21% and 61%, respectively, of the net receivables.  During 2008, three customers comprised 46%, 17% and 15% of the Company’s net revenues, and accounts receivable from these customers at December 31, 2008 accounted for 0%, 0% and 73%, respectively.

Supplier Concentration

The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products.  Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply, could have a material adverse effect on the Company.  During 2009 and 2008, three suppliers provided over 98% of the cost of goods sold.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns.  The Company records revenues from sales initiated by sales agents net of the sales commissions earned following the interpretative guidance provided by FASB Accounting Standards Codification (ASC) Topic 605 – Revenue Recognition. License fees are earned over the license period according to the terms of the license agreement and interpretative guidance provided by ASC 605. The Company records multiple-element arrangements in accordance with ASC 605-25 Revenue Arrangements with Multiple Deliverables.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

If these criteria are not met, then revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.  If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative fair value.

Our agreement with Personal Products Company (hereinafter referred to as PPC) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and documents supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and resources towards fulfilling the obligations to PPC, based on based on guidance provided by ASC 605-25.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Year ending December 31,
	2009	2008
Right of first discussion	$ 118	$ 248
Exclusive license	156	163
Consulting services	4	46
Total	$ 278	$ 457

The deferred revenue related to the PPC agreement as of December 31, 2009 and 2008 was $334,000 and $612,000, respectively.

The Company has entered into three additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods ranging from fifteen to thirty-six months.  There is no discernable service to be provided by the Company to warrant an alternative revenue recognition method.

A summary of the revenue recognized from these additional licenses follows (in thousands):

	Year ending December 31,
	2009	2008
Royalty revenues	$ 297	$ 141
License fee	20	7
Total	$ 317	$ 148

The deferred revenue from these licenses as of December 31, 2009 and 2008 was $18,000 and $9,000, respectively.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development costs are charged to expense when incurred.  Research and development costs were $85,000 and $47,000 in 2009 and 2008, respectively.

Fair Value of Financial Instruments

The Company measures and discloses fair value measurements as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.

     The carrying value of accounts receivable, inventories, other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.

     Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

•	Level 3 — Unobservable inputs which are supported by little or no market activity.

 The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

     As required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, we measure our cash and cash equivalents  at fair value. Our cash and cash equivalents are classified within Level 1 by using quoted market prices utilizing market observable inputs.

Income Taxes

The Company accounts for income taxes following the interpretative guidance provided by FASB Accounting Standards Codification (ASC) Topic 740 – Income Taxes.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the Company’s financial statements and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

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

Stock Option Policy

The Company adopted ASC 718 Compensation – Stock Compensation, for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise rates in addition to the life of the stock option.  The Company adjusts compensation expense by a forfeiture factor based on historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2009 or December 31, 2008 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

New Accounting Pronouncements

Effective July 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our Condensed Consolidated Financial Statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

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

In May 2009, the FASB released ASC 855-10, Subsequent Events.  The scope of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  The Company has evaluated subsequent events for recognition or disclosure through the time of filing these financial statements on Form 10-K with the Securities and Exchange Commission.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

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

In October 2009, the FASB concurrently issued the following Accounting Standards Updates:  ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3).  This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

These ASUs should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011 and it is not expected to have a material impact on the Company’s financial position or results of operations.

Net Income (Loss) Per Common Share

The Company follows the provisions of ASC 260, Earnings Per Share.  ASC 260 provides for the calculation of “basic” and “diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the years ended December 31, 2009 and 2008, options to purchase 874,000 and 776,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Sales Returns Allowances

The Company records accounts receivable upon the shipment of goods and records an offsetting estimate for future sales returns or other allowances that the Company anticipates.  The Company estimates the required reserves based on historical sales activity, contractual obligations with customers, current sell-through of inventory at the customer locations, customer credit worthiness and general economic and consumer trends.  Significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. Therefore, our estimates could differ materially from actual results.  At December 31, 2009 and 2008 the Company has an allowance for uncollectible accounts of $0 as it believes that the accounts receivable balances are fully collectible.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

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

2.

INVENTORIES, net

A summary of inventories follows (in thousands):

	December 31,
	2009	2008
Components (raw materials)	$ 68	$ 47
Finished goods	17	19
Reserve for shrinkage and obsolescence	(27)	(27)
Total	$ 58	$ 39

3.

 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Computer hardware	$42	$42
Computer software	52	52
Furniture and other office equipment	21	21
	115	115
Accumulated depreciation	(114)	(113)
	$1	$2

Depreciation expense for the years ended December 31, 2009 and 2008 were $1,000 and $1,000, respectively.

4.

BANK BORROWING

The Company did not have any credit facility opened during and as of the year ended December 31, 2009.

5.

COMMITMENTS AND CONTINGENCIES

The Company presently occupies 2,609 square feet of space for its headquarters offices in San Jose, California and 1,700 square feet of laboratory space for its research and development operations located in Salt Lake City, Utah. Both of these leases are on a month-to-month basis and as such there are not any future minimum lease payments.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

6.

SHAREHOLDERS’ EQUITY

Stock Option Plan

The Company adopted ASC 718 Compensation – Stock Compensation, for accounting for its stock options effective with the fiscal year beginning January 1, 2006.   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model.  The Black-Scholes pricing model has assumptions for the risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the past seven years of market prices of the Company’s common stock.  The expected life of an option grant is based on various factors including historical exercise and expiration experience rates in addition to the life of the option.  The Company adjusts the compensation expense by a forfeiture factor based on historical experience.  The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2009 and 2008 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

Stock Option Grants	2009 Option Grants	2008 Option Grants

Weighted average interest rates	1.5% to 3.1%	3.4% to 3.5%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	144.0%	143.0%
Forfeiture factor – Nonstatutory Stock Option Agreements	-	3.9%
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	7 years	7 years

The aggregate intrinsic value of the stock options issued as of December 31, 2009 was $2,000.  Aggregate intrinsic value is the market price at December 31, 2009, $0.15, less the exercise price of the outstanding options.

The weighted-average fair value of options granted during the years ended December 31, 2009 and 2008 for which the exercise price was equal to the market price on the grant date was $0.20 and $0.47, respectively, and the weighted-average exercise price was $0.21 and $0.48, respectively.    No stock options were granted during the years ended December 31, 2009 and 2008 for which the exercise price was greater than or less than the market price on the grant date.

The Company recorded $40,000 and $80,000 of employee and non-employee compensation expense for stock options during the periods ending December 31, 2009 and 2008, respectively.  At December 31, 2009, there was $16,000 of unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan and employee Nonstatutory Stock Option grants.  This cost is expected to be recognized over the following six months.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

6.

SHAREHOLDERS’ EQUITY (continued)

Nonstatutory Stock Option Agreements

A summary of the option activity for the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

		Weighted Average Exercise Price
	Shares

Outstanding, January 1, 2008	330	$0.32
Granted	70	$0.45
Outstanding, December 31, 2008	400	$0.34
Granted	-	$-
Outstanding, December 31, 2009	400	$0.34

At December 31, 2009 options to purchase 382,000 shares of common stock were exercisable.  A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

		Weighted Average Exercise Price
	Shares

Outstanding, January 1, 2008	69	$0.32
Granted	70	$0.45
Vested	(86)	$0.34
Outstanding, December 31, 2008	53	$0.45
Granted	-	$0.45
Vested	(35)	$0.45
Outstanding, December 31, 2009	18	$0.45

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

A summary of the options activity under the 1993 Non-Employee Directors Stock Option Plan is as follows (in thousands except per share data):

		Weighted Average Exercise Price
	Shares

Outstanding, January 1, 2008	50	$1.13
Forfeited or Expired	(10)	$2.02
Outstanding, December 31, 2008	40	$0.91
Forfeited or Expired	(10)	$1.80
Outstanding, December 31, 2009	30	$0.62

At December 31, 2009, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and all options to purchase 30,000 shares were exercisable, at a weighted average exercise price of $0.62.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

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

A summary of the stock option activity under the Director’s Plans is as follows (in thousands except per share data):

		Weighted Average Exercise Price
	Shares

Outstanding, January 1, 2008	320	$0.48
Granted	80	$0.51
Canceled or Expired	-	$-
Outstanding, December 31, 2008	400	$0.48
Granted	80	$0.21
Canceled or Expired	-	$-
Outstanding, December 31, 2009	480	$0.44

At December 31, 2009, a total of 120,000 shares of the Company’s common stock were reserved for future grants under the 2003 Plan.  At December 31, 2009 options to purchase 440,000 shares of common stock were exercisable.  A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

		Weighted Average Exercise Price
	Shares

Outstanding, December 31, 2008	33	$0.45
Granted	80	$0.21
Vested	(73)	$0.35
Outstanding, December 31, 2009	40	$0.21

The following table summarizes information about all stock options of the Company that are outstanding at December 31, 2009 (in thousands except per share data).

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (years			At a Weighted Average Exercise Price
	Number of Shares Outstanding at 12/31/09		Weighted Average Exercise Price
Range of Exercise Prices				Number Exercisable At 12/31/09

$ 0.12 to $ 0.30	150	4.5	$0.17	110	$0.16
$ 0.31 to $ 0.50	524	4.5	$0.34	503	$0.34
$ 0.51 to $ 0.80	153	4.1	$0.54	150	$0.55
$ 0.81 to $ 1.19	100	2.7	$0.95	90	$0.86
$ 0.12 to $ 1.19	927	4.0	$0.41	853	$0.41

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

7.

INCOME TAXES

In 2009, the Company has recorded a $1,000 tax provision for state minimum taxes and for states where the utilization of net losses carried forward are not available.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows (in thousands):

	Years ended December 31,

	2009	2008
Federal tax benefit at the federal statutory rate	$(96)	$(80)
Expiring net operating losses and tax credits	768	1,441
Other differences	(80)	(58)
Permanent differences	-	-
Decrease in valuation allowance	(592)	(1,303)
Income tax benefits	$-	$-

At December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $17,857,000.  The Company also had federal and state research and development tax credit carryforwards of approximately $135,000.  The net operating loss and credit carryforwards will expire between 2010 and 2027.

Temporary differences that give rise to a significant portion of the deferred tax asset (liabilities) are as follows (in thousands):

	December 31,

	2009	2008
Deferred tax asset (liabilities):
Net operating loss carryforward	$4,548	$5,014
Research credit carryforward	135	132
Reserves and accruals	308	427
Other, net	(222)	(212)
Valuation allowance for deferred tax assets	(4,769)	(5,361)
Net deferred tax assets	$-	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance has decreased by $592,000 in 2009, mainly due to expiring NOL carryforwards and tax credits, and decreased by $1,303,000 in 2008.  The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

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

Human Pheromone Sciences, Inc.

Notes to Financial Statements

December 31, 2009

8.    SEGMENT INFORMATION

Sales by geographic markets for the year ended December 31, 2009 and 2008 were as follows:

	Year ending December 31,
	2009	2008
Net Sales by Markets:
U.S Markets	$171	$277
International Markets	119	111
Net Sales	290	388
License revenues (worldwide)	595	604

Total Revenues	$885	$992