Form 10-Q
period 2010-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2010-05-14
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐

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

__________________Not applicable____________________________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 mo  nths (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,151,954 shares of Common Stock as of May 7, 2010.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

Page

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	March 31,	December 31,
(in thousands except share data)	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$172	$350
Accounts receivable	110	141
Inventories, net	42	58
Other current assets	34	40
Total current assets	358	589

Property and equipment, net	1	1

Total assets	$359	$590

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$8	$60
Current portion of deferred revenue	183	194
Accrued professional fees	46	71
Accrued employee benefits	43	40
Accrued income taxes	2	2
Other accrued expenses	17	22
Total current liabilities	299	389

Non-current liabilities
Deferred revenue	107	158
Total liabilities	406	547

Commitments and Contingencies

Shareholders' equity(deficit):
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,091	21,083
Accumulated deficit	(21,138)	(21,040)
Total shareholders' equity (deficit)	(47)	43
Total liabilities and shareholders’ equity (deficit)	$359	$590

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended March 31,
(in thousands except per share data)	2010	2009

Net revenue	$185	$165
Cost of goods sold	34	65

Gross profit	151	100

Operating expenses:
Research and development	17	25
Selling, general and administrative	232	257

Total operating expenses	249	282

Loss from operations	(98)	(182)

Other income:
Interest income, net	-	1
Total other income	-	1

Net loss before provision for income taxes	(98)	(181)

Provision for income taxes	-	-

Net loss	$(98)	$(181)

Net loss per common share - basic and fully diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and fully diluted	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2010	2009

Cash flows from operating activities
Net loss	$(98)	$(181)

Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	8	14
Changes in operating assets and liabilities:
Accounts receivable	31	(9)
Inventories	16	(12)
Other current assets	6	24
Accounts payable and accrued liabilities	(79)	7
Deferred revenue	(62)	(86)

Net cash used in operating activities	(178)	(243)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(178)	(243)
Cash and cash equivalents at beginning of period	350	907
Cash and cash equivalents at end of period	$172	$664

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2010

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $98,000 in the three months ended March 31, 2010, and $284,000 and $239,000 for the years ended December 31, 2009 and 2008, respectively. In addition, the Company has used cash in operations of $178,000 in the three months ended March 31, 2010, and $557,000 and $530,000 for the years ended December 31, 2009 and 2008, respectively.  As of March 31, 2010, the Company had an accumulated deficit of $21.1 million; cash and cash equivalents of $172,000 and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through December 31, 2010. In this regard, the Company must be successful in its current licensing of its compounds or raise additional operating capital to fund continuing operations and support the further development of identified compounds.  The Company has been working to secure the financing to continue with on-going operations, however, the Company may not be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on its future performance, including but not limited to, the premature sale of some or all of its assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

The Company’s agreement with Personal Products Company (hereinafter referred to as “PPC”) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and for which we document supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and expends resources towards fulfilling the obligations to PPC, based on guidance provided by ASC 605-25.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending March 31,
	2010	2009
	(unaudited)	(unaudited)
Right of first discussion	$ -	$ 32
Exclusive license	54	51
Consulting services	-	1
Total	$ 54	$ 84

The deferred revenue from the PPC license agreement as of March 31, 2010 was $280,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending March 31,
	2010	2009
	(unaudited)	(unaudited)
Royalty revenues	$ 129	$ 26
License fee	7	2
Total	$ 136	$ 28

The deferred revenue from these licenses as of March 31, 2010 was $11,000.

Inventories, net

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	March 31, 2010
	(unaudited)	December 31, 2009
Components (raw materials)	$ 53	$ 68
Finished goods	16	17
Reserve for shrinkage and obsolescence	(27)	(27)
	$ 42	$ 58

Earnings (Loss) Per Share

The Company follows the provisions of ASC 260, Earnings Per Share.  ASC 260 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period  For the three months ended March 31, 2010 and 2009, options to purchase 910,000 and 840,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of March 31, 2010 and 2009, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending March 31,
	2010	2009

Net loss available to common shareholders (unaudited)	$(98)	$(181)

Weighted-average common shares outstanding during the period	4,152	4,152

Fully diluted weighted-average common shares and potential commons stock (unaudited)	4,152	4,152

Capital Stock and Stock Options

During the three months ended March 31, 2010, no common stock or preferred stock was issued.  During the three months ended March 31, 2010 no options to purchase shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan.  No issued options were exercised during the three months ended March 31, 2010 and no stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended March 31, 2010 and 2009 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset.

Stock Option Grants

2010 Option Grants

2009 Option Grants

Weighted average interest rates

      no grants to date

        1.6% to 3.1%

Dividend yield

         0.0%

       0.0%

Volatility factor of the Company’s common stock

      no grants to date

    144.0%

Forfeiture factor – Nonstatutory Stock Option Agreements

      no grants to date

    no grants to date

Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan

        -

          -

Weighted average expected life

      no grants to date

    7 years

The Company recorded $4,000 of employee and $4,000 of non-employee compensation expense for stock options during the three months ended March 31, 2010, and $4,000 of employee and $10,000 of non-employee compensation expense for stock options during the three months ended March 31, 2009.

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

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending March 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$ 0.34
Options Granted	-	-
Canceled or Expired	-	-
Outstanding, March 31, 2010	400	$ 0.34

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Non-vested Options	Three months ending March 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	18	$ 0.45
Options Granted	-	-
Vested	(9)	$ 0.45

Outstanding, March 31, 2010	9	$ 0.45

Non-Employee Directors’ Stock Option Plan (Directors’ Plan)

In June 1993, the Company’s Board of Directors adopted a Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) covering a total of 158,333 shares of common stock, which provides for a one-time automatic grant of options to purchase 8,333 shares of common stock upon director’s election to the board and annual grants thereafter of options to purchase 3,333 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant.  This plan has expired, but stock options issued under this plan are still outstanding.

A summary of the activity under the Directors’ Plan is as follows (in thousands except per share data):

Directors’ Plan	Three months ending March 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	30	$ 0.62
Canceled or Expired	-	-
Outstanding, March 31, 2010	30	$ 0.62

At March 31, 2010, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and options to purchase 30,000 shares were exercisable, at a weighted average exercise price of $0.62.

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

A summary of the activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan	Three months ending March 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	480	$ 0.44
Options Granted	-	$ -
Canceled or Expired	-	-
Outstanding, March 31, 2010	480	$ 0.44

At March 31, 2010, 120,000 shares of the Company’s common stock were reserved for future grants under the 2003 Plan, and options to purchase 460,000 shares were exercisable, at a weighted average exercise price of $0.21.

A summary of the non-vested options activity under the 2003 Plan  is as follows (in thousands except per share data):

2003 Plan Non-vested Options	Three months ending March 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	40	$ 0.21
Options Granted	-	-
Vested	(20)	$ 0.21

Outstanding, March 31, 2010	20	$ 0.21

Income Taxes

A provision for income taxes for the three month period ended March 31, 2010 was recorded for minimum tax liabilities incurred.

The Company believes that all of its tax positions are sustainable and that no significant adjustment to its unrecognized tax benefits is expected.  The majority of the unrecognized tax benefits relate to positions where only the timing of a deduction item is in question. Such liabilities are offset by deferred tax assets and the only effect on the Company's statements of operations relates to the interest accrued on such liabilities.

2.    SEGMENT INFORMATION

Sales by geographic markets for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ending March 31,
	2010	2009
	(unaudited)	(unaudited)
Markets:
U.S. markets	$21	$41
International markets	28	12
Net product revenue	49	53

License revenue (worldwide)	136	112
Net revenues	$185	165

3.    NEW ACCOUNTING PRONOUNCEMENTS

The company has reviewed and the recently issued Accounting Standard Updates issued and have determined that none of the recent pronouncements are currently applicable to the Company and therefore they are not anticipated to have a material effect on the financial position or results of operations of the Company.  For a listing of new accounting pronouncements previously disclosed, see Form 10-K for the year ended December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements.  These forward-looking statements include but are not limited to the Company’s requirement this year for additional working capital to fund continuing operations and plans for sales growth, expectations of gross margin, expenses.  These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009,  these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation.  These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended March 31, 2010 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending March 31,
	2010	2009
	(unaudited)	(unaudited)
Right of first discussion	$ -	$ 32
Exclusive license	54	51
Consulting services	-	1
Total	$ 54	$ 84

The deferred revenue from the PPC license agreement as of March 31, 2010 was $280,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending March 31,
	2010	2009
	(unaudited)	(unaudited)
Royalty revenues	$ 129	$ 26
License fee	7	2
Total	$ 136	$ 28

The deferred revenue from theses licenses as of March 31, 2010 was $11,000.

Inventories, net

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	March 31, 2010 (unaudited)	December 31, 2009
Components (raw materials)	$ 53	$ 68
Finished goods	16	17
Reserve for shrinkage and obsolescence	(27)	(27)
	$ 42	$ 58

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

Results of Operations

Net revenue for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ending March 31,
	2010	2009
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$21	$41
International markets	28	12
Net product revenue	49	53

License revenue (worldwide)	136	112

Net Revenues	$185	$165

Net revenues for the three months ending March 31, 2010 were $185,000, a $20,000 (12%) increase from the three months ending March 31, 2009 revenues of $165,000.  Domestic revenues for the three months ended March 31, 2010 were $21,000, a $20,000 decrease from the domestic sales of $41,000 for the three months ended March 31, 2009. The decrease is primarily attributable to reduced purchases by one of our licensee.  International sales for the three months ended March 31, 2010 of $28,000 were increased by $16,000 compared to the sales of $12,000 for the three months ended March 31, 2009 due to increased purchases in the Latin American market.  Neither the domestic nor international customers’ purchasing patterns are on a seasonal or cyclical pattern which results in inconsistent revenue.

License revenues for the three months ending March 31, 2010 and 2009 were $136,000 and $112,000, respectively, an increase of $24,000 or 21%.  The increase is primarily attributable to royalties generated from sales of a body wash product that was launched in late June 2009 by an affiliate of an existing licensee.  The PPC license revenues totaled $54,000 in the three months ending March 31, 2010, compared to $84,000 in the three months ending March 31, 2009.  PPC license revenues in the three months ending March 31, 2010 consisted of $54,000 from license fee amortization.  In the three months ending March 31, 2009 the PPC license revenues consisted of $32,000 for first discussion work, $51,000 from license fee amortization and $1,000 for consulting services. The decrease in the first discussion and consulting services is consistent with the Company expectations since these services seem to have been provided and no additional requests are expected. The additional licenses produced $82,000 of license revenue for the three months ending March 31, 2010 compared to $28,000 of license revenue for the three months ended March 31, 2009.

Gross profit for the three months ended March 31, 2010 of $151,000 is 51% more than the gross profit of $100,000 for the three months ended March 31, 2009.  As a percentage of revenue, gross profit of 82% for the three months ended March 31, 2010 was more than gross profit of 61% for the three months ended March 31, 2009.  Gross margin on product sales increased to 69% for the three months ended March 31, 2010 from 49% for the three months ended March 31, 2009. The increases in both the total gross margin and gross profit percentage are attributed to the successful new product introductions by our licensees during the year ended December 31, 2009.  The increases in the higher margin license revenue is consistent with the Company’s goal of licensing of the technology being the core of Company’s business.

	Three months ending March 31,
	2010	2009
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$34	$26
License gross profit	117	74
Total Gross Profit	$151	$100

Research and development expenses for the three months ended March 31, 2010 and 2009 were $17,000 and $25,000, respectively.  No research expenditures were incurred for the three months ended March 31, 2010, and $7,000 incurred for the three months ended March 31, 2009.  These research expenditures to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred, including the amount recorded as cost of goods sold, were $17,000 for the three months ended March 31, 2010, which was $15,000 less than the total research and development costs of $32,000 incurred for the three months ended March 31, 2009.  Support for the PPC was not required during the current period and the Company reduced consultant costs until the Company liquidity issues are resolved.

Selling, general and administrative expenses for the three months ended March 31, 2010 of $232,000 are $25,000 less than the selling general and administrative expenses of $257,000 incurred for the three months ended March 31, 2009.  Selling, marketing and distribution expenses were $2,000 less than the prior year and general and administrative and facility costs decreased by $23,000.  The decrease in costs is the result not incurring a $30,000 business acquisition and development fee which was incurred in 2009, offset by increased patent and trademark filing and legal fees.

The Company did not record any net interest income for the three months ended March 31, 2010 compared to $1,000 in net interest income during the three months ending March 31, 2009.  The decrease in net interest income was due to decreasing interest rates and the Company’s reduction in cash balances.

The Company did not record a minimum tax provision for the quarters ended March 31, 2010 and 2009, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Off-Balance Sheet Arrangements.

None.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had cash of $172,000 with no outstanding bank borrowings and working capital of $59,000.  At December 31, 2009, it had cash of $350,000 with no outstanding bank borrowings and working capital of $200,000.  For the first three months of 2010, net cash used in on-going activities was $178,000 as compared to the prior year’s $243,000, a decrease of $65,000.

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

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations may be sufficient to meet working capital and capital requirements through December 31, 2010. In this regard, the Company must be successful in its current licensing strategy of its compounds or raising additional operating capital to fund continuing operations and support the further development of identified compounds.  The Company has been working to secure the financing to continue with on-going operations, however, the Company may not be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on its future performance, including but not limited to, the premature sale of some or all of its assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 1A.

Risk Factors

Not required for smaller reporting companies.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in the quarter ended March 31, 2010.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

(Removed and Reserved)

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

Date:  May 14, 2010

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  May 14, 2010

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)