Form 10-Q
period 2010-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2010-08-13
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,151,954 shares of Common Stock as of August 6, 2010.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

 Page

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	June 30,	December 31,
(in thousands except share data)	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106	$350
Accounts receivable	111	141
Inventories, net	54	58
Other current assets	32	40
Total current assets	303	589

Property and equipment, net	-	1

Total assets	$303	$590

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$39	$60
Current portion of deferred revenue	177	194
Accrued professional fees	62	71
Accrued employee benefits	41	40
Accrued income taxes	2	2
Other accrued expenses	9	22
Total current liabilities	330	389

Non-current liabilities
Deferred revenue	75	158
Total liabilities	405	547

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,098	21,083
Accumulated deficit	(21,200)	(21,040)
Total shareholders' equity (deficit)	(102)	43
Total liabilities and shareholders’ equity (deficit)	$303	$590

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2010	2009	2010	2009

Net revenues	$186	$224	$371	$389
Cost of goods sold	28	65	62	130

Gross profit	158	159	309	259

Operating Expenses:
Research and development	16	13	33	38
Selling, general and administrative	202	230	434	487
Total operating expenses	218	243	467	525

Loss from operations	(60)	(84)	(158)	(266)

Other income
Interest income, net	-	1	-	2
Total other income	-	1	-	2

Net loss before provision for income taxes	(60)	(83)	(158)	(264)

Provision for income taxes	2	1	2	1

Net loss	$(62)	$(84)	$(160)	$(265)

Net loss per common share
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.06)
Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	4,152	4,152	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2010	2009

Cash flows from operating activities
Net loss	$(160)	$(265)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	15	24
Changes in operating assets and liabilities:
Accounts receivable	30	9
Inventories	4	(11)
Other current assets	8	24
Accounts payable and accrued liabilities	(42)	(8)
Deferred revenue	(100)	(139)

Net cash used in operating activities	(244)	(365)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(244)	(365)
Cash and cash equivalents at beginning of period	350	907
Cash and cash equivalents at end of period	$106	$542

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2010

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

The Company believes that human pheromones and other naturally-occurring compounds, identified, tested and funded by the Company, create unique product development and marketing opportunities for consumer product companies. Product categories include, but are not limited, to fragrances, toiletry and consumer products, as well as other types of consumer products that do not require Food and Drug Administration (“FDA”) approval as pharmaceutical products.  The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing such products.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $62,000 in the three months ended June 30, 2010, $98,000 in the three months ended March 31, 2010, and $284,000 and $239,000 for the years ended December 31, 2009 and 2008, respectively. In addition, the Company has used cash in operations of $244,000 in the six months ended June 30, 2010, and $557,000 and $530,000 for the years ended December 31, 2009 and 2008, respectively.  As of June 30, 2010, the Company had an accumulated deficit of $21.2 million; cash and cash equivalents of $106,000 and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through December 31, 2010. In this regard, the Company must be successful in its current licensing of its compounds or raise additional operating capital to fund continuing operations and support the further development of identified compounds.  The Company has been working to secure the financing to continue with on-going operations however, the Company may not be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on its future performance, including but not limited to, the premature sale of some or all of its assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$ -	$ 43	$ -	$ 75
Exclusive license	32	35	86	86
Consulting services	-	1	-	2
Total	$ 32	$ 79	$ 86	$ 163

The deferred revenue from the PPC license agreement as of June 30, 2010 was $248,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$ 75	$ 29	$ 150	$ 55
License fee	7	3	14	5
Total	$ 82	$ 32	$ 164	$ 60

The deferred revenue from these licenses as of June 30, 2010 was $4,000.

Inventories, net

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	June 30, 2010
	(unaudited)	December 31, 2009
Components (raw materials)	$ 15	$ 68
Finished goods	66	17
Reserve for shrinkage and obsolescence	(27)	(27)
	$ 54	$ 58

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended June 30, 2010 and 2009, options to purchase 907,000 and 837,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.  For the six months ended June 30, 2010 and 2009, options to purchase 908,000 and 838,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of June 30, 2010 and 2009, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2010	2009	2010	2009

Net income (loss) available to common shareholders (unaudited)	$(62)	$(84)	$(160)	$(265)

Weighted-average common shares outstanding during the period	4,152	4,152	4,152	4,152

Incremental shares from assumed conversions of stock options	-	-	-	-

Fully diluted weighted-average common shares and potential common stock (unaudited)	4,152	4,152	4,152	4,152

Capital Stock and Stock Options

During the six months ended June 30, 2010, no common stock or preferred stock was issued.  During the six months ended June 30, 2010 no options to purchase shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan.  No issued options were exercised during the six months ended June 30, 2010 and 10,002  stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended June 30, 2010 and 2009 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset.

Stock Option Grants

2010 Option Grants

2009 Option Grants

Weighted average interest rates

      no grants to date

        1.5% to 3.1%

Dividend yield

     0.0%

       0.0%

Volatility factor of the Company’s common stock

      no grants to date

    144.0%

Forfeiture factor – Nonstatutory Stock Option Agreements

      no grants to date

    no grants to date

Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan

        -

          -

Weighted average expected life

      no grants to date

    7 years

The Company recorded $4,000 of employee and $4,000 of non-employee compensation expense for stock options during the three months ended June 30, 2010, and $4,000 of employee and $6,000 of non-employee compensation expense for stock options during the three months ended June 30, 2009.

The Company recorded $8,000 of employee and $8,000 of non-employee compensation expense for stock options during the six months ended June 30, 2010, and $8,000 of employee and $16,000 of non-employee compensation expense for stock options during the six months ended June 30, 2009.  At June 30, 2010, there was no  unrecognized compensation costs related to non-vested share-based compensation under the employee Nonstatutory Stock Option grants.

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

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending June 30, 2010		Six months ending June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$ 0.34	400	$ 0.34
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, June 30, 2010	400	$ 0.34	400	$ 0.34

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Non-vested Options	Three months ending June 30, 2010		Six months ending June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	9	$ 0.45	18	$ 0.45
Options Granted	-	-	-	-
Vested	(9)	$ 0.45	(18)	$ 0.45

Outstanding, June 30, 2010	-	$ 0.00	-	$ 0.00

Non-Employee Directors’ Stock Option Plan (Directors’ Plan)

In June 1993, the Company’s Board of Directors adopted a Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) covering a total of 158,333 shares of common stock, which provides for a one-time automatic grant of options to purchase 8,333 shares of common stock upon director’s election to the board and annual grants thereafter of options to purchase 3,333 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of grant.  This Directors’ Plan has expired, but stock options issued under this Directors’ Plan are still outstanding.

A summary of the activity under the Directors’ Plan is as follows (in thousands except per share data):

Directors’ Plan	Three months ending June 30, 2010		Six months ending June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	30	$ 0.62	30	$ 0.62
Options Granted	-	-	-	-
Canceled or Expired	(10)	$ 1.19	(10)	$ 1.19
Outstanding, June 30, 2010	20	$ 0.33	20	$ 0.33

At June 30, 2010, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and options to purchase 20,000 shares were exercisable, at a weighted average exercise price of $0.33.

2003 Non-Employee Directors’ Stock Option Plan

On June 25, 2003, the Board of Directors adopted the 2003 Non-Employee Directors’ Stock Option Plan  (the “2003  Plan”).  On June 20, 2007 the Board increased the maximum number of authorized shares of common stock which may be issued on exercise of the options granted pursuant to the 2003 Plan from 300,000 shares to 600,000 shares.  The 2003 Plan will expired on June 24, 2010.  This plan replaces the Directors’ Plan which expired on June 13, 2003.  The 2003 Plan provides for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.

A summary of the activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan	Three months ending June 30, 2010		Six months ending June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	480	$ 0.44	480	$ 0.44
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, June 30, 2010	480	$ 0.44	480	$ 0.44

At June 30, 2010, 120,000 shares of the Company’s common stock were reserved for future grants under the 2003 Plan, and options to purchase 480,000 shares were exercisable, at a weighted average exercise price of $0.21.

A summary of the non-vested options activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan Non-vested Options	Three months ending June 30, 2010		Six months ending June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	20	$ 0.21	40	$ 0.21
Options Granted	-	-	-	-
Vested	(20)	$ 0.21	(40)	$ 0.21

Outstanding, June 30, 2010	-	$ 0.00	-	$ 0.00

Income Taxes

A provision for income taxes for the three month period ended June 30, 2010 was recorded for minimum tax liabilities incurred.

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

2.    SEGMENT INFORMATION

Sales by geographic markets for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S. markets	$59	$46	$80	$87
International markets	13	67	41	79
Net product revenue	72	113	121	166

License revenue (worldwide)	114	111	250	223

Net sales	$186	$224	$371	$389

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended June 30, 2010 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$ -	$ 43	$ -	$ 75
Exclusive license	32	35	86	86
Consulting services	-	1	-	2
Total	$ 32	$ 79	$ 86	$ 163

The deferred revenue from the PPC license agreement as of June 30, 2010 was $247,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$ 75	$ 29	$ 150	$ 55
License fee	7	3	14	5
Total	$ 82	$ 32	$ 164	$ 60

The deferred revenue from these licenses as of June 30, 2010 was $4,000.

Inventories, net

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	June 30, 2010
	(unaudited)	December 31, 2009
Components (raw materials)	$ 15	$ 68
Finished goods	66	17
Reserve for shrinkage and obsolescence	(27)	(27)
	$ 54	$ 58

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

Results of Operations

Net revenue for the quarters ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ending June 30,
	2010	2009
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$59	$46
International markets	13	67
Net product revenue	72	113

License revenue (worldwide)	114	111

Net Revenues	$186	$224

Net revenues for the three months ending June 30, 2010 were $186,000, a $38,000, or 17%, decrease from the net revenues of $224,000 for the three months ending June 30, 2009.  Domestic revenues for the three months ended June 30, 2010 were $59,000, a $13,000, or 28%, increase from the domestic revenues of $46,000 for the three months ended June 30, 2009. The increase in domestic revenues is attributable to improved customer reorders.  Revenues from international sales for the three months ended June 30, 2010 of $13,000 were decreased by $54,000 as compared to the revenues from international sales of $67,000 for the three months ended June 30, 2009.  The decrease in international revenues is due to the fact that no new customer orders were placed in 2010 as contrasted to a certain order from a  Taiwanese licensee shipped in 2009.  Neither the domestic nor international customers’ purchasing patterns are on a seasonal or cyclical pattern which results in inconsistent revenue.

License revenues for the three months ending June 30, 2010 and 2009 were $114,000 and $111,000, respectively, an increase of $3,000 or 3%.  The increase is primarily attributable to royalties generated from sales of a body wash product that was launched in late June 2009 by Dial Corporation.  The PPC license revenues totaled $32,000 in the three months ending June 30, 2010, compared to the PPC license revenues of $79,000 in the three months ending June 30, 2009.  PPC license revenues in the three months ending June 30, 2010 consisted of $32,000 from license fee amortization.  In the three months ending June 30, 2009 the PPC license revenues consisted of $43,000 for first discussion work, $35,000 from license fee amortization and $1,000 for consulting services. The decrease in the first discussion and consulting services is consistent with the Company expectations since these services have been provided and no additional requests are expected. The additional licenses produced $82,000 of license revenue for the three months ending June 30, 2010 compared to $32,000 of license revenue for the three months ended June 30, 2009.

Gross profit for the three months ended June 30, 2010 of $158,000 is $1,000 less than gross profit of $159,000 for the three months ended June 30, 2009.  As a percentage of revenue, gross profit of 85% for the three months ended June 30, 2010 was more than gross profit of 71% for the three months ended June 30, 2009.  Gross margin on license revenues increased to 100% for the three months ended June 30, 2010 from 72% for the three months ended June 30, 2009 since no costs were incurred on the royalty and license revenue in the current year. For the three months ending June 30, 2010 the net revenues were of $38,000 less than the three month period ending June 30, 2009.  Improved gross margins based on a more favorable revenue mix in the current quarter resulted in gross profit for the three months ending June 30, 2010 of $158,000 consistent with the gross profit of $159,000 for the three months ending June 30, 2009.   The increases in the higher margin license revenue are consistent with the Company’s goal of licensing of the technology being the core of Company’s business.

	Three months ending June 30,
	2010	2009
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$44	$79
License gross profit	114	80
Total Gross Profit	$158	$159

Research and development expenses for the three months ended June 30, 2010 and 2009 were $16,000 and $13,000, respectively.  No research expenditures were incurred for the three months ended June 30, 2010 to support the PPC license, and $21,000 incurred for the three months ended June 30, 2009 to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred, including the amount recorded as cost of goods sold, were $16,000 for the three months ended June 30, 2010, which was $18,000 less than the total research and development costs of $34,000 incurred for the three months ended June 30, 2009.  Support for the PPC was not required during the current period and the Company reduced consultant costs until the Company liquidity issues are resolved.  However, patent costs associated with U.S. and international registrations for ER 303, our new mood-enhancement compound, continues to be funded on an on-going basis.

Selling, general and administrative expenses for the three months ended June 30, 2010 of $202,000 are $28,000 less than the selling general and administrative expenses of $230,000 incurred for the three months ended June 30, 2009.  Selling, marketing and distribution expenses were consistent with the prior year and general and administrative and facility costs decreased by $28,000.  The decreases in costs are the result of decreased compensation, legal and shareholder administration expenses.

The Company did not record any net interest income for the three months ended June 30, 2010 compared to $1,000 in net interest income during the three months ending June 30, 2009.  The decrease in net interest income was due to the Company’s reduction in cash balances.

The Company record a minimum tax provisions of $2,000 and $1,000 for the three months ended June 30, 2010 and 2009, respectively, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Six Months ended June 30, 2010 as compared to the Six Months ended June 30, 2009

Net revenue for the six months ended June 30, 2010 and 2009 were as follows:

	Six months ending June 30,
	2010	2009
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$80	$87
International markets	41	79
Net product revenue	121	166

License revenue (worldwide)	250	223

Net Revenues	$371	$389

Net revenue for the six months ended June 30, 2010 was $371,000, a 5% decrease from net revenue of $389,000 for the six months ended June 30, 2009.   Revenue from domestic product sales for the six months ended June 30, 2010 of $80,000 were $7,000 less than the $87,000 for the six months ended June 30, 2009. The decrease is primarily attributable to reduced sales to distributors of the Natural Attraction products.  International revenues of $41,000 for the six months ended June 30, 2010 decreased by $38,000 from $79,000 the six months ending June 30, 2009.  The sales reduction was due to the lack of repeat orders from a Taiwanese licensee’s initial order that shipped in June 2009.  Net revenues from sales to Latin America for the six months ending June 30, 2010 are 33% more than those recorded for the first six months ending June 30, 2009.

License revenues for the six months ending June 30, 2010 and 2009 were $250,000 and $223,000, respectively, an increase of $27,000 or 12%.  The increase is primarily attributable to royalties generated from sales of a body wash product that was launched in late June 2009 by Dial Corporation.  The PPC license, from which revenues totaled $86,000 in the six months ending June 30, 2010, compared to $163,000 in the six months ending June 30, 2009.  PPC license revenues in the six months ending June 30, 2010 consisted of $86,000 from license fee amortization.  In the six months ending June 30, 2009 the PPC license revenues consisted of $75,000 for first discussion work, $86,000 from license fee amortization and $2,000 for consulting services. The decrease in the first discussion and consulting services is consistent with the Company expectations since these services have been provided and no additional requests are expected. The additional licenses produced $164,000 for the six months ending June 30, 2010 compared to $60,000 of license revenue for the six months ended June 30, 2009, a $104,000, or 173%, increase.

Gross profit for the six months ending June 30, 2010 increased 19% to $309,000 from $259,000 for the six months ending June 30, 2009, despite the reduced net revenues in 2010 compared to 2009.    Gross margins for the six months ended June 30, 2010 and 2009 were 83% and 67%, respectively. The increased gross profit and gross margins is attributable to increased revenues from the higher margin royalty and licensing revenues received from our established consumer product licensees.  The improvement to gross margin is the result of the Company’s change in to a licensing strategy.

	Six months ending June 30,
	2010	2009
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$79	$105
License gross profit	230	154
Total Gross Profit	$309	$259

Research and development expenses for the six months ended June 30, 2010 and 2009 were $33,000 and $38,000, respectively.  No research expenditures were incurred for the six months ended June 30, 2010 to support the PPC license, and $27,000 was incurred for the six months ended June 30, 2009 to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred, including the amount recorded as cost of goods sold, were $33,000 for the six months ended June 30, 2010, which was $33,000 less than the total research and development costs of $66,000 incurred for the six months ended June 30, 2009.  Support for the PPC was not required during the current period and the Company reduced consultant costs by $31,000 and will continue to curtail these costs until the Company liquidity issues are resolved.   However, patent costs associated with U.S. and international registrations for ER 303, our new mood-enhancement compound, continues to be funded on an on-going basis.

Selling, general and administrative expenses for the six months ending June 30, 2010 were $434,000 and $487,000 for the six months ending June 30, 2009, a $53,000 decrease.  Selling, marketing and distribution expenses are $2,000 less than the prior year as the Company continues to focus on product licensing which is less capital intensive and places the Company technology into consumer products and marketed by consumer product companies.  General and administrative and facility costs decreased by $51,000 primarily due to reduced outside services and  travel expenses.

The Company did not record any net interest income  for the six months ending June 30, 2010 and earned $2,000 in net interest income during the six months ending June 30, 2009.  The decreased earnings were due to lower cash balances.

The Company recorded a $2,000 and $1,000 minimum tax provisions for the six months ending, June 30, 2010 and 2009, respectively, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Off-Balance Sheet Arrangements.

None.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, the Company had cash of $106,000, accouts receivable of $111,000 with no outstanding bank borrowings.  At December 31, 2009, it had cash of $350,000 with no outstanding bank borrowings.  For the first six months of 2010, net cash used in on-going activities was $244,000 as compared to the prior year’s $365,000, a decrease of $121,000.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in the quarter ended June 30, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

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

Date:  August 13, 2010

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  August 13, 2010

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)