Form 10-Q
period 2010-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2010-11-12
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2010

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission file number 000-23544

HUMAN PHEROMONE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

__________________California_____________________ (State or other jurisdiction of incorporation or organization)	_________94-3107202_________ (I.R.S. Employer Identification No.)
___ 84 West Santa Clara Street, San Jose, California____ (Address of principal executive offices)	___________95113____________ (Zip code)

 Registrant’s telephone number:  (408) 938-3030

__________________Not applicable_________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,151,954 shares of Common Stock as of November 5, 2010.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.

Balance Sheets

	September 30,	December 31,
(in thousands except share data)	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35	$350
Accounts receivable	129	141
Inventories	30	58
Other current assets	31	40
Total current assets	225	589

Property and equipment, net	-	1

Total assets	$225	$590

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$59	$60
Current portion of deferred revenue	147	194
Accrued professional fees	80	71
Accrued employee benefits	41	40
Accrued income taxes	2	2
Other accrued expenses	10	22
Total current liabilities	339	389

Non-current liabilities
Deferred revenue	43	158
Total liabilities	382	547

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,098	21,083
Accumulated deficit	(21,255)	(21,040)
Total shareholders' equity (deficit)	(157)	43
Total liabilities and shareholders’ equity (deficit)	$225	$590

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands except per share data)	2010	2009	2010	2009

Net revenues	$210	$273	$581	$662
Cost of goods sold	45	37	107	167

Gross profit	165	236	474	495

Operating Expenses:
Research and development	7	17	40	55
Selling, general and administrative	213	209	647	696
Total operating expenses	220	226	687	751

Income (loss) from operations	(55)	10	(213)	(256)

Other income
Interest income, net	-	-	-	2
Total other income	-	-	-	2

Net income (loss) before provision for income taxes	(55)	10	(213)	(254)

Provision for income taxes	-	-	2	1

Net income (loss)	$(55)	$10	$(215)	$(255)

Net income (loss) per common share
Basic	$(0.01)	$(0.00)	$(0.05)	$(0.06)
Diluted	$(0.01)	$(0.00)	$(0.05)	$(0.06)

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	4,152	5,062	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009

Cash flows from operating activities
Net loss	$(215)	$(255)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	15	32
Changes in operating assets and liabilities:
Accounts receivable	12	(116)
Inventories	28	(6)
Other current assets	9	25
Accounts payable and accrued liabilities	(3)	(5)
Deferred revenue	(162)	(213)

Net cash used in operating activities	(315)	(537)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(315)	(537)
Cash and cash equivalents at beginning of period	350	907
Cash and cash equivalents at end of period	$35	$370

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2010

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $55,000 in the three months ended September 30, 2010, $62,000 in the three months ended June 30, 2010, $98,000 in the three months ended March 31, 2010, and $284,000 and $239,000 for the years ended December 31, 2009 and 2008, respectively. In addition, the Company has used cash in operations of $315,000 in the nine months ended September 30, 2010, and $557,000 and $530,000 for the years ended December 31, 2009 and 2008, respectively.  As of September 30, 2010, the Company had a shareholders equity deficit of $157,000; cash and accounts receivable of  $164,000 and no long-term debt.

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

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and would earn royalties on any products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and expends resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$18	$30	$18	$105
Exclusive license	32	35	118	121
Consulting services	8	2	8	4
Total	$58	$67	$144	$230

The deferred revenue from the PPC license agreement as of September 30, 2010 was $190,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$69	$142	$219	$197
License fee	4	8	18	13
Total	$73	$150	$237	$210

The deferred revenue from these licenses has been completely recognized as of September 30, 2010.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	September 30, 2010
	(unaudited)	December 31, 2009
Components (raw materials)	$26	$51
Finished goods	4	7
Total	$30	$58

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended September 30, 2010 options to purchase 900,000 shares of common stock were excluded from the computation of diluted earnings per share since their effect would be antidilutive.  For the nine months ended September 30, 2010 and 2009, options to purchase 906,000 and 862,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of September 30, 2010 and 2009, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2010	2009	2010	2009

Net income (loss) available to common shareholders (unaudited)	$(55)	$10	$(215)	$(255)

Weighted-average common shares outstanding during the period	4,152	4,152	4,152	4,152
Incremental shares from assumed conversions of stock options	-	910	-	-

Fully diluted weighted-average common shares and potential common stock (unaudited)	4,152	5,062	4,152	4,152

Capital Stock and Stock Options

During the nine months ended September 30, 2010, no common stock or preferred stock was issued.  During the nine months ended September 30, 2010, no options to purchase shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan.  No issued options were exercised during the nine months ended September 30, 2010 and no stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended September 30, 2010 and 2009 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset.

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

Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan

        -

          -

Weighted average expected life

      no grants to date

    7 years

The Company did not have any employee or of non-employee compensation expense for stock options to record during the three months ended September 30, 2010, but did record $4,000 of employee and $4,000 of non-employee compensation expense for stock options during the three months ended September 30, 2009.

The Company recorded $7,000 of employee and $8,000 of non-employee compensation expense for stock options during the nine months ended September 30, 2010, and $12,000 of employee and $20,000 of non-employee compensation expense for stock options during the nine months ended September 30, 2009.  At September 30, 2010, there was no  unrecognized compensation costs related to non-vested share-based compensation under the employee Nonstatutory Stock Option grants.

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

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending September 30, 2010		Nine months ending September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$0.34	400	$0.34
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, September 30, 2010	400	$0.34	400	$0.34

A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Options Non-vested Options	Three months ending September 30, 2010		Nine months ending September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	-	$-	18	$0.45
Options Granted	-	-	-	-
Vested	-	-	(18)	$0.45

Outstanding, September 30, 2010	-	$-	-	$-

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

A summary of the activity under the Directors’ Plan is as follows (in thousands except per share data):

Directors’ Plan	Three months ending September 30, 2010		Nine months ending September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	20	$0.33	30	$0.62
Options Granted	-	-	-	-
Canceled or Expired	-	-	(10)	$1.19
Outstanding, September 30, 2010	20	$0.33	20	$0.33

At September 30, 2010, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and options to purchase 20,000 shares were exercisable, at a weighted average exercise price of $0.33.

2003 Non-Employee Directors’ Stock Option Plan

On June 25, 2003, the Board of Directors adopted the 2003 Non-Employee Directors’ Stock Option Plan  (the “2003  Plan”).  On June 20, 2007 the Board increased the maximum number of authorized shares of common stock which may be issued on exercise of the options granted pursuant to the 2003 Plan from 300,000 shares to 600,000 shares.  The 2003 Plan  expired on June 24, 2010.  This plan replaces the Directors’ Plan which expired on June 13, 2003.  The 2003 Plan provides for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.

A summary of the activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan	Three months ending September 30, 2010		Nine months ending September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	480	$0.44	480	$0.44
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, September 30, 2010	480	$0.44	480	$0.44

At September 30, 2010, 120,000 no shares of the Company’s common stock were reserved for future grants under the expired 2003 Plan, and options to purchase 480,000 shares were exercisable, at a weighted average exercise price of $0.44.

A summary of the non-vested options activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan Non-vested Options	Three months ending September 30, 2010		Nine months ending September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	-	$-	40	$0.21
Options Granted	-	-	-	-
Vested	-	-	(40)	$0.21
Outstanding, September 30, 2010	-	$-	-	$-

Income Taxes

A provision for income taxes for the three month period ended September 30, 2010 was recorded for minimum tax liabilities incurred.

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

2.    SEGMENT INFORMATION

Sales by geographic markets for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S. markets	$63	$21	$143	$108
International markets	16	35	57	114
Net product revenue	79	56	200	222

License revenue (worldwide)	131	217	381	440

Net sales	$210	$273	$581	$662

3.    NEW ACCOUNTING PRONOUNCEMENTS

The Company has reviewed the recently issued Accounting Standard Updates and have determined that none of the recent pronouncements are currently applicable to the Company and therefore they are not anticipated to have a material effect on the financial position or results of operations of the Company.  For a listing of new accounting pronouncements previously disclosed, see Form 10-K for the year ended December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements.  These forward-looking statements include but are not limited to the Company’s requirement this year for additional working capital to fund continuing operations.  These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009,  these risks and uncertainties may include consumer trends, business cycles, scientific developments and the ability to obtain additional working capital or successfully complete financing to support continuing operations.  These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended September 30, 2010 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

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

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in March 2012.  For the services and rights granted in the agreement, the Company received an initial payment of $1,750,000 in September 2006 and would earn royalties on any products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and expends resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$18	$30	$18	$105
Exclusive license	32	35	118	121
Consulting services	8	2	8	4
Total	$58	$67	$144	$230

The deferred revenue from the PPC license agreement as of September 30, 2010 was $190,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$69	$142	$219	$197
License fee	4	8	18	13
Total	$73	$150	$237	$210

The deferred revenue from these licenses has been completely recognized as of September 30, 2010.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	September 30, 2010
	(unaudited)	December 31, 2009
Components (raw materials)	$26	$51
Finished goods	4	7
Total	$30	$58

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

COMPANY OVERVIEW

The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones and other mood enhancing compounds.  The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries.  Licensing of the Company’s technology is currently the core business of the Company while the Company directly manages the on-going development of identified compounds for potential new products.  The Company’s patented compounds are sold to licensed customers and included as components in their fragranced consumer products.  The Company also offers private label manufacturing services for third party consumer product licensees.   The Company has been unable to sustain profitability and will need additional financing to support our operations.  The Company is looking at all sources of funding, raising capital, financing, asset sales and potential merger with desirable companies.

Results of Operations

Net revenue for the three months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ending September 30,
	2010	2009
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$63	$21
International markets	16	35
Net product revenue	79	56

License revenue (worldwide)	131	217

Net Revenues	$210	$273

Net revenues for the three months ended September 30, 2010 were $210,000, a $63,000 decrease from the net revenues of $273,000 for the three months ending September 30, 2009.  Domestic net revenues for the three months ended September 30, 2009 were $63,000, a $42,000 increase from the domestic net revenues of $21,000 for the three months ended September 30, 2009.  The increase in domestic revenues is primarily attributable to the timing of reorders from a U.S. licensee. International net revenues for the three months ended September 30, 2010 of $16,000 were $19,000 less than the  $35,000  of international net revenues for the three months ended September 30, 2009 which is due  to a timing variance of orders from a single licensee.  Neither the domestic nor international customers’ purchasing patterns are on a seasonal or cyclical pattern which results in inconsistent revenue.

License revenues for the three months ended September 30, 2010 and 2009 were $131,000 and $217,000, respectively, a decrease of $86,000 or 40%.  The decreased license revenue is primarily due to the initial product launch royalties earned from a body wash product which were $69,000 higher in the three months ended September 30, 2009 than in the three months ended September 30, 2010..  The PPC license revenues totaled $58,000 in the three months ending September 30, 2010, compared to $67,000 in the three months ending September 30, 2009.  PPC license revenues in the three months ending September 30, 2009 consisted of $18,000 for first discussion work, $32,000 from license fee amortization and $8,000 for consulting services.  In the three months ending September 30, 2009 the PPC license revenues consisted of $30,000 for first discussion work, $35,000 from license fee amortization and $2,000 for consulting services. The Company has completed all of the first discussion and consulting work and recognized the remaining deferred revenue for these services.  The additional licenses produced $13,000 of license revenue for the three months ending September 30, 2010 compared to $21,000 of license revenue for the three months ended September 30, 2009.

Gross profit for the three months ended September 30, 2009 of $165,000 is 30% less than the gross profit of $236,000 for the three months ended September 30, 2009.  As a percentage of revenue, gross profit of 79% for the three months ended September 30, 2010 was less than gross profit of 86% for the three months ended September 30, 2009.  Gross margin on product sales decreased to 41% for the three months ended September 30, 2010 from 73% for the three months ended September 30, 2009. The reductions were due to a higher percentage of sales to royalty based customers in the current quarter.  The decrease in the total gross margin was due to the lower revenue earned due to timing and the launch of a new product line in 2009 which did not occur in 2010.

	Three months ending September 30,
	2010	2009
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$33	$41
License gross profit	132	195
Total Gross Profit	$165	$236

Research and development expenses for the three months ended September 30, 2009 and 2009 were $7,000 and $17,000, respectively.  Research expenditures have been curtailed, to the extent possible, until the Company’s liquidity issues have been resolved.  Research expenditures of $18,000 that were incurred for the three months ended September 30, 2009 to support the PPC license have been charged as cost of goods sold. The total research and development costs incurred for the quarters, including the amount recorded as cost of goods sold, were $7,000 for the three months ended September 30, 2010, which was $28,000 less than the $35,000 incurred for the three months ended September 30, 2009. Decreased consultant costs accounted for the reduced total research and development spending.

Selling, general and administrative expenses for the three months ended September 30, 2009 of $213,000 are $4,000 higher than the selling general and administrative expenses of $209,000 incurred for the three months ended September 30, 2009.  Selling, marketing and distribution expenses were consistent with the prior year and general and administrative and facility costs increased by $3,000.  The slight increase in costs is the result of increased legal and insurance costs which were partially offset by reductions in salaries and benefit and stock option compensation costs.

The Company did not record any net interest income for the three months ended September 30, 2010 or 2009.

The Company did not record a minimum tax provision for the quarters ended September 30, 2010 and 2009, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Nine Months ended September 30, 2010 as compared to the Nine Months ended September 30, 2009

Net revenue for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine months ending September 30,
	2010	2009
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$143	$108
International markets	57	114
Net product revenue	200	222

License revenue (worldwide)	381	440
Net Revenues	$581	$662

Net revenue for the nine months ended September 30, 2010 was $581,000.  This was a 12% decrease from net revenue of $662,000 for the nine months ended September 30, 2009.  Domestic product sales for the nine months ended September 30, 2010 of $143,000 were $35,000 more than the $108,000 for the nine months ended September 30, 2009. The increase is attributable to a higher level of reorders from existing licensees.  International revenues of $57,000 for the nine months ended September 30, 2010 decreased by $57,000 as compared to the international revenue of $114,000 for the nine months ended September 30, 2009.   The decrease in international sales is due to the fact that the revenue for the nine months ended September 30, 2009 included revenue an initial shipment to our Taiwan licensee that took place during the period,  which will not be shipped  until the fourth quarter of the current year, and slightly lower revenues from a customer in Latin America.

License revenues for the nine months ending September 30, 2010 and 2009 were $381,000 and $440,000, respectively, a decrease of $59,000 or 13%.  Revenues attributable to the PPC license totaled $144,000 in the nine months ending September 30, 2010, compared to $230,000 in the nine months ending September 30, 2009, an $86,000 decrease.  PPC license revenues in the nine months ending September 30, 2009 consisted of $18,000 for first discussion work, $118,000 from license fee amortization and $8,000 for consulting services.  In the nine months ending September 30, 2009 the PPC license revenues consisted of $105,000 for first discussion work, $121,000 from license fee amortization and $4,000 for consulting services. The Company has completed all of the first discussion and consulting work and recognized the remaining deferred revenue for these services.  The additional licenses produced $237,000 for the nine months ending September 30, 2010 compared to $210,000 of license revenue for the nine months ended September 30, 2009, an increase of $27,000, or 13%.

Gross profit for the nine months ending September 30, 2010 decreased, 21,000, or 4%, to $474,000 from $495,000 for the first nine months ended September 30, 2009.  Gross margin was 82% and 75% for the nine months ended September 30, 2010 and 2009, respectively.  Although net revenues decreased 12% for the first nine months of 2010 compared to 2009, gross profit decreased by 4% due to the increase in the higher gross margin from license revenue.

Gross margin on product sales decreased to 56% for the nine months ended September 30, 2010 from 66% for the nine months ended September 30, 2009.  The decreased product gross profit and declining gross margin on product sales is attributable to both the decreased product sales and sales of products at a lower price that are subject to royalty payments based on the licensee sales price.  Gross margin on license revenue increased to 95% for the nine months ended September 30, 2010 from 79% for the nine months ended September 30, 2009.

	Nine months ending September 30,
	2010	2009
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$112	$146
License gross profit	362	349
Total Gross Profit	$474	$495

Research and development expenses for the nine months ended September 30, 2010 and 2009 were $40,000 and $55,000, respectively.  Research expenditures of $46,000 that were incurred in the nine months ended September 30, 2009 to support the PPC license have been charged as cost of goods sold and there were no similar expenditures made in 2010.  The total research and development cost incurred for the first nine months of 2010 was $40,000 and $101,000 for the nine months in 2009.  The reduction in spending is the result of reduced consultant costs due to the Company’s liquidity issue.

Selling, general and administrative expenses for the nine months ending September 30, 2010 were $647,000 and $696,000 for the nine months ended September 30, 2010, a $49,000 reduction.  Selling, marketing and distribution expenses are $1,000 less than the prior year as the Company continues to focus on product licensing which is less capital intensive. General, administrative and facility costs have been reduced by $48,000 by reductions in salaries and benefits, professional fees and stock compensation recognition and other areas.

The Company had no net interest income  for the nine months ended September 30, 2010 and earned $2,000 and in net interest income during the nine months ending September 30, 2009.  The decreased earnings were due to lower cash balances.

The Company recorded a $2,000 and $1,000 minimum tax provision for the nine months ended September 30, 2010 and 2009, respectively, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Off-Balance Sheet Arrangements.

None.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company had cash of $35,000, accounts receivable of $129,000 with no outstanding bank borrowings.  At December 31, 2009, it had cash of $350,000 with no outstanding bank borrowings.  For the first nine months of 2010, net cash used in on-going activities was $315,000 as compared to the prior year’s $537,000, a decrease of $222,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in the quarter ended September 30, 2010.

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

HUMAN PHEROMONE SCIENCES, INC.

Date:  November  12, 2010

/s/ William P. Horgan

William P. Horgan

Chairman and Chief Executive Officer

(Principal Executive Officer)

Date:  November 12, 2010

/s/ Gregory S. Fredrick

Gregory S. Fredrick

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)