Form 10-K
period 2010-12-31
HUMAN PHEROMONE SCIENCES INC
filed 2011-03-30
CIK 878616

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

(Title of class)

Securities registered under Section 12(g) of the Act:
Common Stock

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $343,000 as of June 30, 2010 based upon the closing sale price on the OTC Bulletin Board reported for such date.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,151,954 shares of the registrant’s common stock issued and outstanding as of March 15, 2011

DOCUMENTS INCORPORATED BY REFERENCE
None

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements.  These forward looking statements include but are not limited to the Company’s ability to raise additional funding, enter into licensing arrangements plans for sales growth, and the Company’s liquidity and capital needs.  These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made.  In addition to the risks and uncertainties described in “Risk Factors”, below, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation.  These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

PART I

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

Additional Compounds.  The Company continues to explore naturally occurring substances in a variety of tests to increase its knowledge and understanding of their range of influence on human emotions and their application as components of consumer products.  In 2005, the Company began conducting studies on human volunteers with two additional naturally-occurring compounds, ER 303 and ER 99, with positive results.  The Company has curtailed, to the extent possible, its investment  in further development of these two additional compounds until the Company’s liquidity issues have been resolved.  In September 2008, the Company filed with the U.S. Patent Office a Comprehensive Patent Application for ER 303 and has begun presenting the benefits of the compound to interested consumer product companies.  ER 303 is a previously undeveloped compound with its origin in sea coral, which has positive emotional impacts on both men and women, enhancing feelings of positive social relationships, excitement and social attraction.  The application continues to be under review by the Patent Office.

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

In August 2006, the Company signed an Agreement with Personal Products Company, a division of McNeil-PPC, Inc. (“PPC”) a Johnson & Johnson company. The Agreement with PPC represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and documents supportable claims of effectiveness, and an exclusive right to the Company’s existing patented compounds in specific consumer product fields (collectively hereinafter referred to as “PPC Rights”).  In exchange for the PPC rights HPS received an initial cash payment and will receive future royalties on sales.  The Company retains exclusive rights in several product fields and shares co-exclusive rights in other product areas, with the right to sublicense.

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

The Research Agreement with the University of Utah, signed on July 13, 2004, to conduct research and provide services expired July 14, 2009.  The five year agreement provided that the University will provide professional research and services for specific research programs mutually initiated by the Company and accepted by the University.  While the University shall own any inventions and improvements conceived or reduced to practice from the work performed, the Company retains the exclusive option to license any inventions or improvements conceived or reduced to practice and market the products developed from the research results.  During the five year period there was no activity undertaken under this agreement.

For the years ended December 31, 2010 and 2009, total research and development expenditures totaled $23,000 and $139,000, respectively.  Research expenditures of $54,000 that were incurred in 2009 to support the PPC license have been charged as cost of goods sold and there were no similar expenditures made in 2010.  The Company expects to continue development efforts, with or without consumer product company(s) as development partners when the financial resources become available.  Since its inception through December 31, 2010, the Company has incurred $6,300,000 in direct research and development related expenses.

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

The Company has begun selling ER 303 to existing and new licensees that are looking for to enhance their existing product lines.  The Company is manufacturing and distributing ER 303 and its initial compounds.  The Company is seeking to discuss with qualified organizations ER 99 potential development and licensing relationships.  The Company’s six other identified compounds which have completed early stages of development will not be ready for distribution until they have additional testing work performed and minimal development work performed, which is delayed until the financing for such work is available.

Technology Licensing and Supply Agreements

One of the strategic objectives of the Company is to expand the use of its patented human pheromone technology and other mood enhancing technologies by working closely with consumer products companies who are leaders in their particular markets.  In December 1998, HPS signed its first agreement to supply Avon Products, Inc. with its synthesized human pheromones and began shipments in 1999.  The Company continues have supply and / or licensing discussions with   companies in several consumer products fields and markets.

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

Dependence on One or Few Major Customers

During 2010, three customers comprised 42%, 22% and 11% of the Company’s net revenues. Accounts receivable from these customers at December 31, 2010 account for 75%, 0% and 8%, respectively, of the net receivables.  During 2009, three customers comprised 31%, 30% and 14% of the Company’s net revenues, and accounts receivable from these customers at December 31, 2009 accounted for 0%, 61% and 21%, respectively.

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

In September 2008, the Company filed with the U.S. Patent Office a Comprehensive Patent Application for a new compound, referred to by the Company as ER 303, which is derived from sea coral.   In testing with human volunteers, ER 303 showed significant improvement in many types of feelings in both men and women as compared with a placebo.  The application continues to be under review by the Patent Office.

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

Employees

At March 1, 2011, the Company had two full-time employees and one part-time employee.  In addition, the Company, as needed, retains consultants to provide advice in the areas of research, product safety testing, regulatory compliance, and information systems support.  None of the Company’s employees is represented by a labor union.  The Company considers its relations with its employees and consultants to be good.

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

The Company requires additional funding to continue operations.    The Company’s current cash position and projected results of operations for the next twelve months requires additional outside financing.  Unless the Company raises additional funding by debt or equity issuances, asset sales or a significant increase in product and licensing revenues accompanied by reductions in corporate spending, the Company’s current cash on hand will be insufficient to cover its working capital requirements.  The Company has been actively working on securing the required funding and it is not known how successful those efforts might be.  If the Company is unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

The Company may not be able to recruit and retain key personnel.  The Company’s success substantially depends upon recruiting and retaining key employees and consultants with research, product development and marketing experience.  The Company may not be successful in recruiting and retaining these key people due to limited financial resources.

The Company relies upon third parties to manufacture its products. The Company and its distributors/licensees rely upon other companies to manufacture its compounds, supply components, and to blend, fill and package its fragrance products.  The Company and its distributors/licensees may not be able to obtain or retain compound manufacturers, fragrance suppliers, or component manufacturers on acceptable terms.   This would adversely affect operating results.

Item 2.                  Properties

The Company presently occupies 1,443 square feet of space for its headquarter offices in San Jose, California, pursuant to a lease extension signed on March 5, 2004 that expired March 31, 2007.  The minimum annual rental is $26,840, with annual rent increases in accordance with the increase in the Consumer Price Index in the local area.  The Company has converted to a month-to-month lease for these offices. Commencing in February 2001, the Company leases storage space in the local area on a month-to-month basis for approximately $0.98 per square foot.

The Company also occupies 531 square feet of laboratory space for its research and development operations located in Salt Lake City, Utah, pursuant to a lease signed on September 1, 2008 that expired September 1, 2009.  The minimum annual rental was $14,700 with no annual rent increase and the Company is continuing the rent at this rate on a  month-to-month basis until a new lease is signed.  Our existing facilities are not yet being used at full capacity and management believes that these facilities are adequate and suitable for current and anticipated needs.

During the year ended December 31, 2010, the Company incurred $50,000 in net rent expense and related charges for these facilities.

Item 3.                  Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 4.                  (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol EROX.OB.  As of March 1, 2011, there were approximately 530 holders of record of the Company’s common stock.  Set forth below is the high and low bid information for the Company’s common stock on the OTC Bulletin Board as reported during each of the four calendar quarters of 2010 and 2009.
	HIGH	LOW
2010
First quarter	$0.17	$0.11
Second quarter	$0.16	$0.11
Third quarter	$0.12	$0.08
Fourth quarter	$0.10	$0.07

2009
First quarter	$0.25	$0.12
Second quarter	$0.41	$0.17
Third quarter	$0.23	$0.15
Fourth quarter	$0.17	$0.13

These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual sales.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not plan to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in fiscal 2010.

Item 6.            Selected Financial Data

Not applicable

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

In 2009 the Company’s completed the majority of the services required by a licensee resulting in minimal revenue recognition in 2010.  As such, the reduction in license revenue was attributable to this one license and the Company’s other licensee revenues increased slightly from the prior year.  Product sales were down as we continue to move away from direct sales of finished goods to consumer and distributors as we concentrate on licensing the technology to established consumer product companies.  The Company expects licensing revenues to continue as the primary revenue source in future periods.

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

Year ended December 31, 2010 compared with the year ended December 31, 2009

Net revenue for the year ended December 31, 2010 and 2009 were as follows (in thousands):

	Year ending December 31,
	2010	2009
Net product revenue by markets:
U.S. markets	$186	$170
International markets	93	119
Net product revenues	279	289

License revenues (worldwide)	527	596

Net Revenues	$806	$885

Net revenues for the year ended December 31, 2010 were $806,000 compared to $885,000 for the year ending December 31, 2009, a decrease of $79,000, or 9%. The decrease in net revenues was primarily attributable to the decline of license revenue under the PPC license.   License revenues for the years ending December 31, 2010 and 2009 were $527,000 and $596,000, respectively, a 12% decrease of $69,000.  The decrease in license revenue is attributable to reduced revenue recognition from the PPC license of $102,000 which was partially offset by $32,000 from other existing licensees.  License revenues, excluding PPC revenues, were $351,000 for the year ended December 31, 2010 compared to $319,000 of license revenue, excluding PPC revenues, for year ended December 31, 2009. The increase in revenues from all other licensees was attributed to the men’s body wash product line launched in the United States in 2009 by Dial Corporation.  Revenue recognized under the PPC license totaled $177,000 in 2010, $18,000 for first discussion work, $151,000 license fee amortization and $8,000 for consulting services.  In 2009 the license revenues recognized under the PPC license were $278,000, $118,000 for first discussion work, $156,000 license fee amortization and $4,000 for consulting services.

Net product revenues of $279,000 for the year ending December 31, 2010 was $10,000, or 3%, less than the net product revenues of $289,000 for the year ending December 31, 2009.  For the year ending December 31, 2010 U.S. product sales increased by $16,000 despite no sales in 2010 to a customer releasing a pheromone based fragrance seasonally every other year historically (which was released in 2009 but not in 2010).  International sales decreased by $26,000 for the year ending December 31, 2010 as we did not have any exports to Europe in 2010 due to the high cost of shipping and our Taiwan licensee purchase less product than the prior year but sufficient to retain their exclusive rights for the Taiwan market.

Gross profit for the year ended December 31, 2010 of $678,000 is 2% less than the gross profit of $690,000 for the year ended December 31, 2009.  As a percentage of revenue, gross profit of 84% for the year ended December 31, 2010 was more than gross profit of 78% for the year ended December 31, 2009.  Gross margin on product sales decreased slightly to 61% for the year ended December 31, 2010 from 67% for the year ended December 31, 2009. The decreases in both the product total gross margin and gross profit percentage are attributed to the customer sales mix between product purchase licensees and royalty based licensees.  The increase in the higher margin license revenue is due to completion of the higher cost PPC consulting services.

	Year December 31,
	2010	2009
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$170	$195
License gross profit	508	495
Total Gross Profit	$678	$690

Research and development expenses for the year ending December 31, 2010 and 2009 were $23,000 and $85,000, respectively.  Research expenditures of $54,000 that were incurred in 2009 to support the PPC license have been charged as cost of goods sold and there were no similar charges in 2010. The total research and development costs incurred for the year ending December 31, 2010 was $23,000 which was $116,000 less than the research and development expenses of $139,000, including the amount recorded as license costs, incurred for the year ending December 31, 2009.  The decrease of the research expenditures was the result of a rent adjustment for the Utah lab space and decreased consultant fees as we reduced research and development funding until additional financing is obtained.

Selling, general and administrative expenses decreased by $141,000, from $891,000in the year ending December 31, 2009 to $750,000 in the year ending December 31, 2010.  Sales, marketing and distribution expenses increased $3,000 from $10,000 to $13,000 for the years ending December 31, 2009 and 2010, respectively, while other administrative expenses decreased by $144,000 from $881,000 to $737,000 for the years ending December 31, 2009 and 2010, respectively.  The increase in sales, marketing and distribution expenses in 2010 was related to ER303 promotion to potential consumer product companies.  Other administrative expenses decreased in 2010 because administrative expenses of $12,000 that were incurred in 2009 to support the PPC license have been charged as cost of goods sold and there were no similar charges in 2010. The total administrative cost incurred for the year ending December 31, 2010 was $737,000 which was $156,000 less than the prior year’s administrative expenses of $893,000, including the $12,000 recorded as license costs.  The Company has made reduction in all administrative costs in the year ending December 31, 2010 except for the costs of legal expense related to the ER303 patent filing.  We continued to fund the patent approval process based on our discussions with potential investors as we attempt to raise additional capital.  General operating expense decreased in 2010 due to decrease in salaries and benefits of  $88,000 and decrease in other legal, audit fees and fees to other consultants of $75,000 in the aggregate.

There was not any interest income, or expense for the year ending December 31, 2010 as compared to $3,000 interest income earned during the year ending December 31, 2009.  The decrease in net interest income was due to decreased cash balances as the year progressed.

In 2010 we recorded a $2,000 tax provision, and in 2009 the Company recorded a $1,000 tax provision for state minimum taxes.

As of December 31, 2010 the Company’s gross deferred tax asset, which relates primarily to net operating losses carried forward, was approximately $4,602,000.  However, a full valuation allowance was provided for the gross deferred tax asset as management could not determine that it is more likely than not that the deferred tax asset will be realized.

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and cash equivalents of $92,000, a negative working capital of $14,000, and no bank borrowings outstanding. At December 31, 2009 had cash and cash equivalents of $350,000 and working capital of $200,000 with no bank borrowings outstanding.  Net cash used in operating activities was $258,000 for the year ended December 31, 2010 as compared with net cash used by operating activities of $557,000 for the year ended December 31, 2009. The cash used in operations for 2010 decreased by $299,000 and is comparable to the prior year.

The Company’s current cash position and projected results of operations for the year 2011 requires that additional sources of funding be obtained.  Unless the Company raises additional funding by debt or equity issuances, asset sales or a significant increase in product and licensing revenues accompanied by reductions in corporate spending, the Company’s current cash on hand will be insufficient to cover its working capital requirements.  The Company is actively working on securing the required funding and it is not known how successful those efforts might be.

Based on the Company’s current operating plans, management does not believe that the Company’s existing cash resources and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through the current year. In this regard, the Company must be successful in its current licensing of its compounds or raise additional operating capital to fund continuing operations and support the further development of identified compounds.  The Company has been working to secure the financing to continue with on-going operations, however, there is no assurance that the Company will be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

Recent Accounting Pronouncements

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

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 16.  The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this ASC, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2010 and 2009 as the Company incurred net operating losses for which no benefit was recognized, nor were tax loss carryforwards utilized.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

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

The Company’s agreement with Personal Products Company (hereinafter referred to as PPC) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and documents supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and resources towards fulfilling the obligations to PPC, based on based on guidance provided by ASC 605-25.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Year ending December 31,
	2010	2009
Right of first discussion	$18	$118
Exclusive license	151	156
Consulting services	8	4
Total	$177	$278

The deferred revenue related to the PPC agreement as of December 31, 2010 and 2009 was $157,000 and $334,000, respectively.

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

A summary of the revenue recognized from these additional licenses follows (in thousands):

	Year ending December 31,
	2010	2009
Royalty revenues	$307	$297
License fee	43	20
Total	$350	$317

The deferred revenue from these licenses as of December 31, 2010 and 2009 was $13,000 and $18,000, respectively.

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

Off-Balance-Sheet Arrangements

As of December 31, 2010, the Company did not have any off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.                 Financial Statements

See the Company’s audited financial statements set forth on pages 28 to 44.

Item 9.                 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.              Controls and Procedures

a)  Evaluation of Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

(b)  Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principals as of December 31, 2010.

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

There have not been any changes in the Company’s internal control over financial reporting during the most recent fiscal quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.              Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance of the Registrant

The executive officers of the Company and their ages as of March 1, 2010 are as follows:
Name	Age	Position

William P. Horgan	63	Chairman of the Board of Directors, Chief Executive Officer

Gregory S. Fredrick	56	Chief Financial Officer

William P. Horgan biography is included under the heading “Board of Directors” below

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of our directors, officers and employees.  The Code of Ethics is posted on our website at erox.com under the caption About the Company.  Shareholders may request a free copy of the Code of Ethics by submitting a written request to: [the company address].

The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above.

Board of Directors

The directors of the Company and their ages as of March 1, 2010 are as follows:

Name	Age	Position
William P. Horgan	63	Chairman of the Board of Directors, Chief Executive
Bernard I. Grosser, MD	82	Director
Helen C. Leong	83	Director
Carson Tang	51	Director
Robert Marx	80	Director

The following is a brief biography of each member of our board of directors, as of March 1, 2011, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Annual Report on Form 10-K

William P. Horgan has served as our President and Chief Executive Officer since January 1994, when he joined the Company.  Mr. Horgan was appointed to the newly created post of Chairman of the Board in November 1996 after serving as Director since January 1994.  From May 1992 to January 1994, he served as Chief Financial and Administrative Officer of Geobiotics, Inc., a biotechnology-based development stage company, and from January 1990 to May 1992, was employed by E.S. Jacobs and Company as Senior Vice President of Worlds of Wonder, Inc.  From March 1988 to January 1990, he was Chief Financial Officer of Advanced Polymer Systems, Inc., a manufacturer and supplier of polymer based delivery systems for the ethical dermatology, OTC skin care and personal care markets.  Prior to 1988, he held various executive and management positions with CooperVision, Inc. and several affiliated companies, including President of its Revo, Inc. subsidiary.  Mr. Horgan’s industry experience, professional experiences and knowledge of the Company’s technology qualify him to serve as a director.  In addition, his experience as chief executive officer provided him with operational and industry expertise that is important to the Board, particularly, his experience guiding the Company from a consumer fragrance product company to a technology licensing company. As a result of his knowledge and experience in the biotech and consumer medical industry, Mr. Horgan has substantial knowledge of the industry and the technology, in addition to his skills in consensus building, which are especially valuable in his role as the Board Chairman.

Bernard I. Grosser, MD has served as our Director since March 1992.  Dr. Grosser has been a Professor of Psychiatry at the University of Utah and served as Chairman of the Department of Psychiatry at the University of Utah from 1975 to 2007.  Dr. Grosser has conducted extensive research related to hormonal target areas of the brain. Dr. Grosser served on the Board of Directors for Large Scale Biology Corporation, a biotechnology company, from 1995 to 2007.  Dr. Grosser has participated as a member of the Speaker’s Bureau  for AstraZeneca, Schering Plough and Eli Lilly, and sat on the Pharmacy and Therapeutics Committee for Regence Blue Cross.  Dr. Grosser’s medical background, professional experience and research expertise are attributes that qualify him as a director.

Helen C. Leong has served as our Director since April 1993.  Since  1974,Mrs. Leong is and has been for more than fifteen years the managing partner of Leong Ventures, which makes investments in the areas of biogenetics and health-oriented technologies.  She is a general partner, and lead investment analyst, with CLW Associates since 1976, which specializes in real estate, biotech and consumer product fields.  Mrs. Leong was also a founder of Mid-Peninsula Bank of Palo Alto where she served as a director from 1988 until October 2007 when the bank was acquired by Wells Fargo Bank and was a member of the Investment Committee for Mid-Peninsula Bank from 1988 to 1990.  Mrs. Leong accounting and financial education and experiences with biogenetics and health-oriented companies, banking and venture capital companies qualify her to as both a director and as chairperson of the audit committee.

Robert Marx has served as our Director since October 1994.  Mr. Marx was the founder and Co-Chief Executive Officer of Gilda Marx Incorporated, a firm specializing in designing and manufacturing exercise apparel and products for active lifestyles from 1979 until the sale of the company in 1996.  He is a former member of the Executive Committee of the Sports Apparel Products Council and the Board of Directors of the California Manufacturers Association (from 1982 to1988), and has been active with the City of Hope joining the Board of Governors in 1999 and has been the Chairman of the Board of Governors for the City of Hope since 2007.  Mr. Marx’s consumer product sales and marketing and leadership experiences qualify him as a director.

Carson Tang has served as our Director since June 2007.  Mr. Tang serves as the Managing Partner of the Renovatio Global Fund, a technology-based fund based in San Jose, California since 2004.  Mr. Tang is also advisor and a General Partner for the Atlanta based Seraph Fund, the founder and director of American Prolmage, Inc. in Los Angeles, California and a Managing Director of DISC Beteiligungs-und Management GmbH in Bingen, Germany. Before founding American Prolmage, Inc. in 1990, Mr. Tang was the Vice President and co-founder of ViewSonic Corporation from 1987 to 1990.  Mr. Tang’s experience with high tech industry with ties to Asia, venture capital management and capital funding experience qualify him as a director.

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

Shareholder Nominees. The Board of Directors will consider written proposals from stockholders for nominees for director. Any such nominations should be submitted to the Board of Directors c/o the Secretary of the Company and should include the following information: (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the shareholders making the nomination and the number of shares of the Company’s common stock which are owned beneficially and of record by such shareholders; and (c) appropriate biographical information and a statement as to the qualification of the nominee, and should be submitted in the time frame described in our Bylaws of the Company.

            Process for Identifying and Evaluating Nominees.   The Board of Directors believes the Company is well-served by its current directors.   In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the nominating committee will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors.    If an incumbent director is not standing for re-election, or if a vacancy on the Board occurs between annual shareholder meetings, and the Board determines the seat should be filled, the Board of Directors will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought.  Director candidates will be selected based on input from members of the Board, senior management of the company and, if the Board of Directors deems appropriate, a third-party search firm. The Board of Directors will evaluate each candidate's qualifications and check relevant references; in addition, such candidates will be interviewed by at least one member of the Board of Directors. Candidates meriting serious consideration will meet with all members of the Board.  Based on this input, the Board of Directors will evaluate which of the prospective candidates is qualified to serve as a director and whether the Board of Directors should recommend that this candidate be appointed to fill a current vacancy on the Board, or presented for the approval of the shareholders, as appropriate.      The Company has never received a formal proposal from a shareholder to nominate a director.  Although the Board of Directors has not adopted a formal policy with respect to shareholder nominees, the Board of Directors expects that the evaluation process for a shareholder nominee would be similar to the process outlined above.

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

To the Company’s knowledge, based solely upon review of the copies of such reports and certain representations furnished to it, all Section 16(a) filing requirements applicable to its executive officers and four of the directors were complied with during the year ended December 31, 2010.  Mr. Tang has not yet filed with the SEC the Form 4 to report his July 29, 2009 stock option grant.

Item 11.               Executive Compensation

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company by the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”) who are the only executive officers for fiscal year 2010 whose salary and bonus for the fiscal year 2010 exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table – Named Executive officers

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Other Compensation(1)	Total
William P. Horgan	2010	$178,900	—	—	$5,200	$184,100
Chairman of the Board and	2009	$221,500	—	—	$18,000	$239,500
Chief Executive Officer

Gregory S. Fredrick	2010	$106,300	—	—	—	$106,300
Chief Financial Officer	2009	$120,000	—	—	—	$120,000

1         Mr. Horgan received an automobile allowance of $18,000 per year until April 15, 2010.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information on outstanding option and stock awards held by the Named Executive Officers at December 31, 2010, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.   All options granted at fair market value based on the closing price of our stock on the day of the grant.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
William P. Horgan	300,000	-	$0.315	6/21/2013

Gregory S. Fredrick	20,000	-	$0.315	6/21/2013
	70,000	-	$0.450	7/17/2015

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

Since the closing market price of our common stock on December 31, 2010 of $0.07 was lower than the exercise price of these options, our Named Executive Officers would not have realized any value from the acceleration had the change of control occurred on December 31, 2010.

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

Stock Option Program

The Company’s 2003 Non-Employee Directors’ Stock Option Plan (the “2003 Plan”) provides for the automatic grant of 20,000 shares of Common Stock if a person who is neither an officer nor an employee of the Company and who has not previously been a member of the Board is elected or appointed director.  Each such option will become exercisable at the rate of one-twelfth of the number of shares covered by the option each month following the grant date, so long as the individual is serving as a director, with full vesting over one year.  In addition, on the date of the first meeting of the Board immediately following each annual meeting of shareholders of the Company, the Company is required to grant to each non-employee director a seven year Non-Qualified Option to purchase 20,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of Common Stock on the date of the grant.  These options will vest one-twelfth per month after the date of grant, as long as the individual is serving as a director, with full vesting over one year.   The exercise price of all options granted pursuant to the 2003 Plan is the fair market value of the Company’s Common Stock at the closing price on the day of the grant.  The 2003 Plan expired on June 24, 2010 and a total of 440,000 shares are reserved for issuance under the 2003 Plan.  We did not grant any stock options to our directors in 2010.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2010 with respect to the shares of the Company’s Common Stock that may be issued under all of the Company’s existing equity compensation plans (including individual compensation arrangements) consisting of the  2003 Non-Employee Directors’ Stock Option Plan and restricted-stock option grants made to employees outside the plan.

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of remaining available for future issuance under equity compensation plans(excluding securities reflected in column(a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	840,000	$0.41	-

DESCRIPTION OF PLANS NOT APPROVED BY SHAREHOLDERS

On June 25, 2003 the Board of Directors adopted the 2003 Non-employee Directors Stock Option Plan  (the “2003  Plan”) of Human Pheromone Sciences, Inc.  A maximum of 600,000 shares of common stock which may be issued on exercise of the Options granted pursuant to the 2003 Plan.  The 2003 Plan expired on June 24, 2010.  This plan replaces the Directors’ Plan which expired June 13, 2003.  The 2003 Plan provided for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.

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

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 16, 2011 by:  (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s executive officers named in the Summary Compensation Table; (iii) each of the Company’s directors; and (iv) by all directors and executive officers as a group.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 16, 2011 are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person.  The percentage of beneficial ownership is based on 4,151,954 shares of Common Stock outstanding as of March 16, 2011.  Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole investment and voting power with respect to the Common Stock shown as being beneficially owned by them:

Directors, Nominees, Officers And 5% Stockholders	Shares Beneficially Owned	Percent Of Class
5% Stockholders
Renovatio Global Funds, L.P. (1)	654,720	15.8%
Larry H. Schatz (2)	300,000	7.2
Directors, Nominees and Officers
William P. Horgan (3) (4)	357,733	8.0
Bernard I. Grosser, M.D.(4) (5)	247,184	5.8
Helen C. Leong(4) (5)	190,020	4.4
Robert Marx(4) (5)	221,018	5.1
Carson Tang(4) (6)	714,720	17.0
Greg Fredrick (4) (7)	90,000	2.1
All executive officers and directors as a group(3) (5) (6) (7)	1,820,675	36.2

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

(2)	Individual may be contacted at 152 W. 57th Street, 31st Floor, New York, NY 10019. Based upon information supplied by Mr. Schatz. on the Schedule 13D filed with the SEC on April 10, 2006
(3)	Includes 300,000 shares issuable on exercise of outstanding options.
(4)	Individuals may be contacted at the corporate offices at 84 W. Santa Clara St., Suite 720, San Jose, CA 95113.
(5)	Includes 126,667 shares issuable on exercise of outstanding options.
(6)
Mr. Tang is a managing partner of Renovation Global Funds, L.P., and in such capacity he may be deemed to beneficially own the shares owned by Renovation Global Funds, L.P. Mr. Tang disclaims beneficial ownership of these shares.] Includes 60,000 shares issuable on exercise of outstanding options.

(7)	Includes 90,000 shares issuable on exercise of outstanding options.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The Board has determined that Dr. Grosser, Mrs. Leong, Mr. Marx and Mr. Tang are independent under the rules of the Nasdaq Stock Market.  In making this determination, our Board considered Mr. Tang’s affiliation with Renovation Global Funds, L.P., one of our shareholders.  The Board did not believe that this affiliation would interfere with Mr. Tang's exercise of independent judgment in carrying out his responsibilities as a director.

There were no related party transactions between the Company and any related person in the two last fiscal years.

Item 14.               Principal Accountant Fees and Services

SingerLewak LLP was retained as the Company’s independent registered public accounting firm for the years ended December 31, 2010 and 2009.  The following table shows the fees paid or accrued by the Company for the audit and other services provided by SingerLewak LLP for fiscal 2010 and 2009.

	2010	2009
Audit Fees(1)	$49,535	$50,963
Audit-Related Fees(1)	$24,100	$29,711
Tax Fees(2)	$8,346	$9,266
All Other Fees	0	0
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

The Audit Committee reviews and pre-approves the audit and tax fees proposed by SingerLewak LLP in their annual engagement letter.  All fees described above were approved by the Audit Committee.  SingerLewak LLP did not provide any other services during 2010.

PART IV

Item 15.	Exhibits

Financial Statements. The following are filed as a part of this report:
Page
Report of SingerLewak LLP, Independent Registered Public Accounting Firm	28
Balance Sheets – December 31, 2010 and 2009	29
Statements of Operations – Years ended December 31, 2010 and 2009	30
Statements of Shareholders’ Equity (Deficit) –Years ended December 31, 2010 and 2009	31
Statements of Cash Flows – Years ended December 31, 2010 and 2009	32
Notes to Financial Statements	33

Exhibits. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER	EXHIBIT TITLE

3.1	Copy of the Registrant’s Articles of Incorporation (1)
3.2	Copy of Registrant’s By-laws (1)
10.1	Technology Transfer Agreement between Registrant and Pherin dated August 23, 1991 (1)
10.2	Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated March 5, 2001 for the Registrant’s California offices (2).

10.3	2003 Nonemployee Directors Stock Option Plan of Human Pheromone Sciences, Inc*(3)
10.4	Lease Agreement between Registrant and Ernest E. Pestana and Irene Pestana, dated March 5, 2004 for the Registrant’s California offices (4).
10.5	Research Agreement with University of Utah effective July 15, 2004 (5).
10.6	Form of Nonstatutory Stock Option Agreement *(6).
10.7	License Agreement with Personal Products Company (PPC), a division of McNeil-PPC, Inc.(7)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a – 15(e)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a – 15(e)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. 1350

(1)	Filed as an exhibit with corresponding exhibit no. to Registrant’s Registration Statement on Form SB-2 (Registration No. 33-52340) and incorporated herein by reference.

(2)	Filed as an exhibit with corresponding exhibit no. To Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (Registration No. 000-23544) and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Human Pheromone Sciences, Inc. Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 30, 2011.

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

SIGNATURE	CAPACITY	DATE

/s/ William P. Horgan	Chief Executive Officer	March 30, 2011
William P. Horgan	and Chairman
(Principal Executive Officer)

/s/ Gregory S. Fredrick	Chief Financial Officer	March 30, 2011
Gregory S. Fredrick	(Principal Financial and
Accounting Officer)

/s/ Bernard I. Grosser	Director	March 30, 2011
Bernard I. Grosser, MD

/s/ Helen C. Leong	Director	March 30, 2011
Helen C. Leong

/s/ Robert Marx	Director	March 30, 2011
Robert Marx

/s/ Carson Tang	Director	March 30, 2011
Carson Tang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Human Pheromone Sciences, Inc.
San Jose, California

We have audited the accompanying balance sheets of Human Pheromone Sciences, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statement of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Pheromone Sciences, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ SingerLewak LLP

San Jose, California
March 30, 2011

Human Pheromone Sciences, Inc.

Balance Sheets

	December 31,	December 31,
(in thousands)	2010	2009
Assets

Current assets:
Cash and cash equivalents	$92	$350
Accounts receivable	108	141
Inventories	26	58
Other current assets	49	40
Total current assets	275	589

Property and equipment, net	-	1

Total assets	$275	$590

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$42	$60
Current portion of deferred revenue	146	194
Accrued professional fees	52	71
Accrued employee benefits	42	40
Accrued income taxes	2	2
Other accrued expenses	5	22
Total current liabilities	289	389

Non-current liabilities
Deferred revenue	24	158
Total liabilities	314	547

Commitments and contingencies

Shareholders' equity (deficit):
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,098	21,083
Accumulated deficit	(21,137)	(21,040)
Total shareholders' equity (deficit)	(39)	43
Total liabilities and shareholders’ equity (deficit)	$275	$590

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Operations

	Years ended December 31,
(in thousands)	2010	2009

Net revenues	$806	$885
Cost of goods sold	128	195

Gross profit	678	690

Operating expenses:
Research and development	23	85
Selling, general and administrative	750	891

Total operating expenses	773	976

Loss from operations	(95)	(286)

Other income
Interest, net	-	3
Total other income	-	3

Net loss before provision for income taxes	(95)	(283)

Provision for income taxes	2	1

Net loss	$(97)	$(284)

Net loss per common share - basic and fully diluted	$(0.02)	$(0.07)

Weighted average common shares outstanding – basic and fully diluted	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Shareholders’ Equity (Deficit)

(in thousands)

	Common Stock			Total Shareholders’
	Shares	Amount	Accumulated Deficit	Equity Deficit)
Balances, at December 31, 2008	4,152	$21,043	$(20,756)	$287
Net loss	–	–	(284)	(284)
Stock option compensation	–	40	–	40

Balances, at December 31, 2009	4,152	21,083	(21,040)	43
Net loss	–	–	(97)	(97)
Stock option compensation	–	15	–	15
Balances, at December 31, 2010	4,152	$21,098	$(21,137)	$(39)

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.

Statements of Cash Flows

	Years ended December 31,
(in thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(97)	$(284)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1	1
Stock option compensation	15	40
Changes in operating assets and liabilities:
Accounts receivable	33	(90)
Inventories	32	(18)
Other current assets	(8)	18
Accounts payable and accruals	(52)	45
Deferred revenue	(182)	(269)

Net cash used in operating activities	(258)	(557)

Cash flows used in investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(258)	(557)
Cash and cash equivalents at beginning of the year	350	907
Cash and cash equivalents at end of the year	$92	$350

(in dollars)
Cash disbursements for income taxes	$1,000	$1,000

Cash disbursements for interest	$2,000	$2,000

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.
Notes to Financial Statements
December 31, 2010

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

Management’s Plans for Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $97,000 for the year ending December 31, 2010, and $284,000 and $239,000 for the years ended December 31, 2009 and 2008, respectively. In addition, the Company has used cash in operations of $258,000 in the year ending December 31, 2010, and $557,000 and $530,000 for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2010, we had an accumulated deficit of $21.1 million; cash and cash equivalents of $92,000 and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations will not be sufficient to meet working capital and capital requirements through the current year. In this regard, the Company must be successful in its current licensing of its compounds or raise additional operating capital to fund continuing operations and support the further development of identified compounds.  The Company has been working to secure the financing to continue with on-going operations, however, there is no assurance that the Company will be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, or such financing is insufficient or not available, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on our future performance, including but not limited to, the premature sale of some or all of our assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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
December 31, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Since the Company has refocused its business based on a licensing model, its concentration of credit risk consists principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions.  As of December 31, 2010 the Company had deposits in two financial institutions which aggregated $92,000 and as of December 31, 2009, the Company had deposits in two financial institutions which aggregated $350,000.  Such funds are insured by the Federal Deposit Insurance Corporation up to $250,000 and non-interest bearing accounts are 100% insured.  Concentration of credit risk with respect to accounts receivable has been consistent since the Company’s customer base consisting of several large customers in the United States and distributors in several international markets has remained relatively unchanged.  On-going credit evaluations of customers’ financial condition are performed and, generally, no collateral is required.  However, until the credit worthiness of these international customers is acceptable to the Company, the customer generally pays in advance of shipment.  The Company maintains an allowance, when appropriate, for potential losses based upon management’s analysis of possible uncollectible accounts.

Customer Concentration

During 2010, three customers comprised 42%, 22% and 11% of the Company’s net revenues. Accounts receivable from these customers at December 31, 2010 account for 75%, 0% and 8%, respectively, of the net receivables.  During 2009, three customers comprised 31%, 30% and 14% of the Company’s net revenues, and accounts receivable from these customers at December 31, 2009 accounted for 0%, 61% and 21%, respectively.

Supplier Concentration

The Company is dependent on third parties to manufacture its fragrance products, as well as the synthesized human pheromones used in these products.  Capacity limitations at these essential suppliers, or any other occurrences leading to an interruption of supply, could have a material adverse effect on the Company.  During 2010 two suppliers provided 100% of the cost of goods sold and for  2009, three suppliers provided over 98% of the cost of goods sold.

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

• The delivered items or service has value to the customer on a stand alone basis.

• There is objective and reliable evidence of the fair value of the undelivered items or service.

• If the delivery or performance of the undelivered items or service is considered probable and substantially in our control.

Human Pheromone Sciences, Inc.
Notes to Financial Statements
December 31, 2010

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

The Company’s agreement with Personal Products Company (hereinafter referred to as PPC) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and documents supportable claims of effectiveness, and an exclusive right to our existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and resources towards fulfilling the obligations to PPC, based on based on guidance provided by ASC 605-25.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Year ending December 31,
	2010	2009
Right of first discussion	$18	$118
Exclusive license	151	156
Consulting services	8	4
Total	$177	$278

The deferred revenue related to the PPC agreement as of December 31, 2010 and 2009 was $157,000 and $334,000, respectively.

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

A summary of the revenue recognized from these additional licenses follows (in thousands):

	Year ending December 31,
	2010	2009
Royalty revenues	$307	$297
License fee	43	20
Total	$350	$317

The deferred revenue from these licenses as of December 31, 2010 and 2009 was $13,000 and $18,000, respectively.

Human Pheromone Sciences, Inc.
Notes to Financial Statements
December 31, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development costs are charged to expense when incurred.  Research and development costs were $23,000 and $85,000 in 2010 and 2009, respectively.

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

As required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, we measure our cash and cash equivalents  at fair value. Our cash and cash equivalents are classified within Level 1 by using quoted market prices.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2010 or December 31, 2009 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxesabove.

Recent Accounting Pronouncements

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

Human Pheromone Sciences, Inc.
Notes to Financial Statements
December 31, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

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

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 16.  The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this ASC, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Human Pheromone Sciences, Inc.
Notes to Financial Statements
December 31, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

The Company follows the provisions of ASC 260, Earnings Per Share.  ASC 260 provides for the calculation of “basic” and “diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the years ended December 31, 2010 and 2009, options to purchase 904,000 and 874,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Sales Returns Allowances

The Company records accounts receivable upon the shipment of goods and records an offsetting estimate for future sales returns or other allowances that the Company anticipates.  The Company estimates the required reserves based on historical sales activity, contractual obligations with customers, current sell-through of inventory at the customer locations, customer credit worthiness and general economic and consumer trends.  Significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. Therefore, our estimates could differ materially from actual results.  At December 31, 2010 and 2009 the Company has an allowance for uncollectible accounts of $0 as it believes that the accounts receivable balances are fully collectible.

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

2.	INVENTORIES

A summary of inventories follows (in thousands):

	December 31,
	2010	2009
Components (raw materials)	$23	$50
Finished goods	3	8
Total	$26	$58

Human Pheromone Sciences, Inc.
Notes to Financial Statements
December 31, 2010

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Computer hardware	$42	$42
Computer software	52	52
Furniture and other office equipment	21	21
	115	115
Accumulated depreciation	(115)	(114)
	$-	$1

Depreciation expense for the years ended December 31, 2010 and 2009 were $1,000 and $1,000, respectively.

4.	BANK BORROWING

The Company did not have any credit facility opened during and as of the year ended December 31, 2010.

5.	COMMITMENTS AND CONTINGENCIES

The Company presently occupies 1,443 square feet of space for its headquarters offices in San Jose, California and 520 square feet of laboratory space for its research and development operations located in Salt Lake City, Utah. Both of these leases are on a month-to-month basis and as such there are not any future minimum lease payments.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended December 31, 2010 and 2009 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed in the income taxes footnote.

Stock Option Grants	2010 Option Grants	2009 Option Grants

Weighted average interest rates	no grants made	1.5% to 3.1%
Dividend yield	0.0%	0.0%
Volatility factor of the Company’s common stock	no grants made	144.0%
Forfeiture factor – Nonstatutory Stock Option Agreements	no grants made	-%
Forfeiture factor – 2003 Non-Employee Directors Stock Option Plan	-	-
Weighted average expected life	no grants made	7 years

Human Pheromone Sciences, Inc.
Notes to Financial Statements
December 31, 2010

6.	SHAREHOLDERS’ EQUITY (continued)

There was no aggregate intrinsic value of the stock options issued as of December 31, 2010.  Aggregate intrinsic value is the market price at December 31, 2010, $0.07, less the exercise price of the outstanding options.   Since the exercise price of the options was more than the market price there was no intrinsic vale at year end.

There were not stock option grants made in 2010.  The weighted-average fair value of options granted during the year ended December 31, 2009  for which the exercise price was equal to the market price on the grant date was $0.20 and the weighted-average exercise price was $0.21.    No stock options were granted during the year ended December 31, 2009  for which the exercise price was greater than or less than the market price on the grant date.

The Company recorded $15,000 and $40,000 of employee and non-employee compensation expense for stock options during the periods ending December 31, 2010 and 2009, respectively.  At December 31, 2010, no unrecognized compensation costs related to non-vested share-based compensation under the 2003 Non-Employee Directors’ Stock Option Plan and employee Nonstatutory Stock Option grants remained.

Nonstatutory Stock Option Agreements

A summary of the option activity for the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2009	400	$0.34
Granted	-	$-
Outstanding, December 31, 2009	400	$0.34
Granted	-	$-
Outstanding, December 31, 2010	400	$0.34

At December 31, 2010 options to purchase 400,000 shares of common stock were exercisable.  A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2009	53	$0.45
Granted	-	$-
Vested	(35)	$0.45
Outstanding, December 31, 2009	18	$0.45
Granted	-	$-
Vested	(18)	$0.45
Outstanding, December 31, 2010	-	$-

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

Human Pheromone Sciences, Inc.
Notes to Financial Statements
December 31, 2010

6.	SHAREHOLDERS’ EQUITY (continued)

A summary of the options activity under the 1993 Non-Employee Directors Stock Option Plan is as follows (in thousands except per share data):

		Weighted Average
	Shares	Exercise Price

Outstanding, January 1, 2009	40	$0.91
Forfeited or Expired	(10)	$1.80
Outstanding, December 31, 2009	30	$0.62
Forfeited or Expired	(10)	$1.19
Outstanding, December 31, 2010	20	$0.33

At December 31, 2010, no shares of the Company’s common stock were reserved for future grants under the Directors’ Plan, and all options to purchase 20,000 shares were exercisable, at a weighted average exercise price of $0.33.

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

A summary of the stock option activity under the Director’s Plans is as follows (in thousands except per share data):

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2009	400	$0.48
Granted	80	$0.21
Canceled or Expired	-	$-
Outstanding, December 31, 2009	480	$0.44
Granted	-	$-
Canceled or Expired	(60)	$0.13
Outstanding, December 31, 2010	420	$0.48

At December 31, 2010, no shares of the Company’s common stock were reserved for future grants under the expired 2003 Plan.  At December 31, 2010 options to purchase 420,000 shares of common stock were exercisable.  A summary of the non-vested options activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2009	40	$0.21
Granted	-	$-
Vested	(40)	$0.21
Outstanding, December 31, 2010	-	$-

Human Pheromone Sciences, Inc.
Notes to Financial Statements
December 31, 2010

6.	SHAREHOLDERS’ EQUITY (continued)

The following table summarizes information about all stock options of the Company that are outstanding at December 31, 2010 (in thousands except per share data).

	Options Outstanding			Options Exercisable
		Weighted			At a
	Number of	Average	Weighted		Weighted
Range	Shares	Remaining	Average	Number	Average
of Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/10	Life (years)	Price	At 12/31/10	Price

$ 0.12 to $ 0.30	90	3.8	$0.20	90	$0206
$ 0.31 to $ 0.50	520	2.5	$0.34	520	$0.34
$ 0.51 to $ 0.80	150	2.1	$0.55	150	$0.55
$ 0.81 to $ 1.19	80	3.4	$0.82	80	$0.82
$ 0.12 to $ 1.19	840	2.8	$0.41	840	$0.41

7.	INCOME TAXES

In 2010, the Company has recorded a $2,000 tax provision for state minimum taxes and for states where the utilization of net losses carried forward are not available.

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows (in thousands):

	Years ended December 31,
	2010	2009

Federal tax benefit at the federal statutory rate	$(33)	$(96)
Expiring net operating losses and tax credits	206	768
Other differences	(4)	(80)
Permanent differences	-	-
Decrease in valuation allowance	(169)	(592)
Income tax benefits	$-	$-

At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $17,655,000.  The Company also had federal and state research and development tax credit carryforwards of approximately $125,000.  The net operating loss and credit carryforwards will expire between 2013 and 2030.

Temporary differences that give rise to a significant portion of the deferred tax asset (liabilities) are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax asset (liabilities):
Net operating loss carryforward	$4,442	$4,548
Research credit carryforward	125	135
Reserves and accruals	262	308
Other, net	(229)	(222)
Valuation allowance for deferred tax assets	(4,600)	(4,769)
Net deferred tax assets	$-	$-

Human Pheromone Sciences, Inc.
Notes to Financial Statements
December 31, 2010

7.	INCOME TAXES (continued)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance has decreased by $169,000 in 2010, mainly due to expiring net operating losss carryforwards and tax credits, and decreased by $593,000 in 2009.  The valuation allowance was established because the Company was not able to determine that it is more likely than not that the deferred tax asset will be realized.

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

Generally taxing authorities have a three to four year period to conduct an examination of tax filing made by the Company.  As of December 31, 2010 the filing made in the years of 2006 to 2010 remain open for review by the various governmental agencies.

8.	SEGMENT INFORMATION

Sales by geographic markets for the year ended December 31, 2010 and 2009 were as follows:

	Year ending December 31,
	2010	2009
Net Sales by Markets:
U.S Markets	$186	$171
International Markets	93	119
Net Sales	279	290
License revenues (worldwide)	527	595

Total Revenues	$806	$885