Form 10-Q
period 2011-03-31
HUMAN PHEROMONE SCIENCES INC
filed 2011-05-16
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,151,954 shares of Common Stock as of May 6, 2011.

HUMAN PHEROMONE SCIENCES, INC.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.
Balance Sheets

	March 31,	December 31,
(in thousands)	2011	2010
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$55	$92
Accounts receivable	75	108
Inventories	28	26
Other current assets	40	49
Total current assets	198	275

Total assets	$198	$275

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$44	$42
Current portion of deferred revenue	119	146
Accrued professional fees	31	52
Accrued employee benefits	42	42
Accrued income taxes	2	2
Other accrued expenses	6	6
Total current liabilities	244	290

Non-current liabilities
Deferred revenue	-	24
Total liabilities	244	314

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock, no par value, 13,333,333 shares authorized, 4,151,954 shares issued and outstanding at each date	21,098	21,098
Accumulated deficit	(21,144)	(21,137)
Total shareholders' deficit	(46)	(39)
Total liabilities and shareholders’ equity (deficit)	$198	$275

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.
Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands)	2011		2010

Net revenue		$186	$185
Cost of goods sold		52	34

Gross profit		134	151

Operating expenses:
Research and development		5	17
Selling, general and administrative		136	232

Total operating expenses		141	249

Loss from operations		(7)	(98)

Other income:
Interest income, net		-	-
Total other income		-	-

Net loss before provision for income taxes		(7)	(98)

Provision for income taxes		-	-

Net loss		$(7)	$(98)

Net loss per common share - basic and fully diluted	$	( 0 .00)	$(0 .02)

Weighted average common shares outstanding - basic and fully diluted		4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.
Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2011	2010

Cash flows from operating activities
Net loss	$(7)	$(98)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	8
Changes in operating assets and liabilities:
Accounts receivable	33	31
Inventories	(2)	16
Other current assets	9	6
Accounts payable and accrued liabilities	(19)	(79)
Deferred revenue	(51)	(62)

Net cash used in operating activities	(37)	(178)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(37)	(178)
Cash and cash equivalents at beginning of period	92	350
Cash and cash equivalents at end of period	$55	$172

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.
Notes to Financial Statements
(unaudited)
March 31, 2011

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

The Company believes human pheromones and other naturally-occurring compounds tested and funded by the Company creates unique product development and marketing opportunities for consumer product companies.  Product categories include, but are not limited to, fragrances, toiletry and consumer products, as well as other types of consumer products that do not require Food and Drug Administration (“FDA”) approval as pharmaceutical products.  The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing such products.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Management’s Plans for Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $7,000 in the three months ended March 31, 2011, and $97,000 and $284,000 for the years ended December 31, 2010 and 2009, respectively. In addition, the Company has used cash in operations of $37,000 in the three months ended March 31, 2011, and $258,000 and $557,000 for the years ended December 31, 2010 and 2009, respectively.  As of March 31, 2011, the Company had an accumulated deficit of $21.1 million; cash and cash equivalents of $55,000 and no long-term debt.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations will not be sufficient to meet working capital and capital requirements through December 31, 2011. In this regard, the Company must be successful in its current licensing of its compounds or raising additional operating capital to fund continuing operations and support the further development of identified compounds.  The Company has been working to secure the financing to continue with on-going operations, however; the Company may not be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on its future performance, including but not limited to, the premature sale of some or all of its assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

The PPC agreement was entered into on August 18, 2006 and will expire when the initial patents on the licensed technology expire, in March 2012.  For the services and rights granted in the PPC agreement, the Company received an initial payment of $1,750,000 in September 2006 and will earn royalties on products developed and sold by PPC until the patents expire.  The Company records revenue for the consulting services and right of first discussions as the Company incurs expenses and expends resources towards fulfilling its obligations to PPC.  License revenue is being recognized on a straight-line basis over the life of the agreement of sixty-seven months and when periodic direct costs are incurred to maintain the license.  The Company began recognizing revenue from all three units during the quarter ending September 30, 2006.

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending March 31,
	2011	2010
	(unaudited)	(unaudited)
Right of first discussion	$-	$-
Exclusive license	46	54
Consulting services	-	-
Total	$46	$54

The deferred revenue from the PPC license agreement as of March 31, 2011 was $111,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending March 31,
	2011	2010
	(unaudited)	(unaudited)
Royalty revenues	$56	$75
License fee	6	7
Total	$62	$82

The deferred revenue from these licenses as of March 31, 2011 was $8,000.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	March 31, 2011
	(unaudited)	December 31, 2010
Components (raw materials)	$25	$23
Finished goods	3	3
	$28	$26

Earnings (Loss) Per Share

The Company follows the provisions of ASC 260, Earnings Per Share.  ASC 260 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period  For the three months ended March 31, 2011 and 2010, options to purchase 840,000 and 910,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of March 31, 2011 and 2010, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending March 31,
	2011	2010

Net loss available to common shareholders (unaudited)	$(7)	$(98)

Weighted-average common shares outstanding during the period	4,152	4,152

Fully diluted weighted-average common shares and potential commons stock (unaudited)	4,152	4,152

Capital Stock and Stock Options

During the three months ended March 31, 2011, no common stock or preferred stock was issued.  During the three months ended March 31, 2011 and during the year ended December 31, 2010 no options to purchase shares of common stock were granted.  No issued options were exercised during the three months ended March 31, 2011 and no stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended March 31, 2011 and 2010 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset.

The Company had no employee or non-employee compensation expense for stock options during the three months ended March 31, 2011, and had $4,000 of employee and $4,000 of non-employee compensation expense for stock options during the three months ended March 31, 2010.

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

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending March 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$0.34
Options Granted	-	-
Canceled or Expired	-	-
Outstanding, March 31, 2011	400	$0.34

At March 31, 2011 all of the options to purchase 400,000 shares were exercisable.

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

A summary of the activity under the Directors’ Plan is as follows (in thousands except per share data):

Directors’ Plan	Three months ending March 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	20	$0.33
Canceled or Expired	-	-
Outstanding, March 31, 2011	20	$0.33

At March 31, 2011, all of the options to purchase 20,000 shares were exercisable.

2003 Non-Employee Directors’ Stock Option Plan

On June 25, 2003, the Board of Directors adopted the 2003 Non-Employee Directors’ Stock Option Plan  (the “2003  Plan”).  On June 20, 2007 the Board increased the maximum number of authorized shares of common stock which may be issued on exercise of the options granted pursuant to the 2003 Plan from 300,000 shares to 600,000 shares.  The 2003 Plan  expired on June 24, 2010.  This plan replaced the Directors’ Plan which expired on June 13, 2003.  The 2003 Plan provided for annual grants of options to purchase 20,000 shares of common stock to each non-employee director at an exercise price equal to the fair market value of the stock on the date of the grant.

A summary of the activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan	Three months ending March 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	420	$0.48
Canceled or Expired	-	-
Outstanding, March 31, 2011	420	$0.48

At March 31, 2011, all of the options to purchase 420,000 shares were exercisable.

Income Taxes

A provision for income taxes for the three month period ended March 31, 2011 was recorded for minimum tax liabilities incurred.

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

2.    SEGMENT INFORMATION

Sales by geographic markets for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ending March 31,
	2011	2010
	(unaudited)	(unaudited)
Markets:
U.S. markets	$58	$21
International markets	20	28
Net product revenue	78	49

License revenue (worldwide)	108	136
Net revenues	$186	185

3.    RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed and the recently issued Accounting Standard Updates issued and have determined that none of the recent pronouncements are currently applicable to the Company and therefore they are not anticipated to have a material effect on the financial position or results of operations of the Company.  For a listing of recent accounting pronouncements previously disclosed, see Form 10-K for the year ended December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements.  These forward-looking statements include but are not limited to the Company’s requirement this year for additional working capital to fund continuing operations which could include assets sales, new license opportunities, expectations of gross margin, additional cost saving measures.  These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010,  these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation.  These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended March 31, 2011 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending March 31,
	2011	2010
	(unaudited)	(unaudited)
Right of first discussion	$-	$-
Exclusive license	46	54
Consulting services	-	-
Total	$46	$54

The deferred revenue from the PPC license agreement as of March 31, 2011 was $111,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending March 31,
	2011	2010
	(unaudited)	(unaudited)
Royalty revenues	$56	$75
License fee	6	7
Total	$62	$82

The deferred revenue from these licenses as of March 31, 2011 was $8,000.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	March 31, 2011
	(unaudited)	December 31, 2010

Components (raw materials)	$25	$23
Finished goods	3	3
	$28	$26

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

COMPANY OVERVIEW

           The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones and other mood enhancing compounds.  The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries.  Licensing of the Company’s technology is currently the core business of the Company while the Company directly manages the on-going development of identified compounds for potential new products.  The Company’s patented compounds are sold to licensed customers and included as components in their fragranced consumer products.  The Company also offers private label manufacturing services for third party consumer product licensees.   The Company has been unable to sustain profitability and will need additional financing to support operations.  The Company is looking at all sources of funding, raising equity capital, debt financing asset sales and potential merger with desirable companies.

Results of Operations

Net revenue for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ending March 31,
	2011	2010
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$58	$21
International markets	20	28
Net product revenue	78	49

License revenue (worldwide)	108	136

Net Revenues	$186	$185

Net revenues for the three months ending March 31, 2011 were $186,000, a $1,000 increase from the three months ending March 31, 2010 revenues of $185,000.  Domestic revenues for the three months ended March 31, 2011 were $58,000, a $37,000 increase from the domestic sales of $21,000 for the three months ended March 31, 2010. The increase is due to a purchase by a licensee in 2011 that did not make a similar purchase of our compounds in 2010.  International revenues for the three months ended March 31, 2011 of $20,000 were decreased by $8,000 as compared to the sales of $28,000 for the three months ended March 31, 2010 due to decreased purchases in the Latin American market.  Neither the domestic or international customers’ purchasing patterns are on a seasonal or cyclical pattern which results in inconsistent revenue.

License revenues for the three months ending March 31, 2011 and 2010 were $108,000 and $136,000, respectively, a decrease of $28,000 or 21%.  The decrease is primarily attributable to reduced royalties generated from sales of a body wash product and hair treatment products.  The PPC license revenues totaled $46,000 in the three months ending March 31, 2011, compared to $54,000 in the three months ending March 31, 2010.  PPC license revenues in the three months ending March 31, 2011 and 2010 were derived from license fee amortization and required patent renewal costs, with both items having less revenue recognized in 2011 than in 2010. The additional licenses (non-PPC revenue) produced $62,000 of license revenue for the three months ending March 31, 2011, as compared to $82,000 of license revenue for the three months ended March 31, 2010.

Gross profit for the three months ended March 31, 2011 of $134,000 is 11% less than the gross profit of $151,000 for the three months ended March 31, 2010.  As a percentage of revenue, gross profit of 72% for the three months ended March 31, 2011 was less than gross profit of 82% for the three months ended March 31, 2010.  Gross margin on product sales decreased to 50% for the three months ended March 31, 2011 from 69% for the three months ended March 31, 2010. The decrease in both the total gross margin and gross profit percentage are attributed to the lower income from high margin royalty revenues with increased product sales on lower margin products.

	Three months ending March 31,
	2010	2009
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$39	$34
License gross profit	95	117
Total Gross Profit	$134	$151

Research and development expenses for the three months ended March 31, 2011 and 2010 were $5,000 and $17,000, respectively.  Research expenditures have been curtailed, to the extent possible, until the Company’s liquidity issues have been resolved.  Reductions in rent and consultant fees account accounted for the reduced research and development spending.

Selling, general and administrative expenses for the three months ended March 31, 2011 of $136,000 are $96,000 less than the selling general and administrative expenses of $232,000 incurred for the three months ended March 31, 2010.  Selling, marketing and distribution expenses of $2,000 were incurred in both of the three month periods ending March 31, 2011 and 2010.  General and administrative and facility costs decreased by $96,000.  The decrease in costs is the result of a $64,000 reduction in wages and employee benefits, reduced legal, professional and consulting fees of $20,000 and reductions in many other expense categories.

The Company did not record any net interest income or expense for the three months ended March 31, 2011 or 2010.  The Company’s cash position limited any interest income and interest expense has also been limited as of March 31, 2011 and 2010.

The Company did not record a minimum tax provision for the quarters ended March 31, 2011 and 2010, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Off-Balance Sheet Arrangements.

None.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company had cash of $55,000 with no outstanding bank borrowings and a negative working capital of $46,000.  At December 31, 2010, it had cash of $92,000 with no outstanding bank borrowings and a negative working capital of $15,000.  Net cash used in operating activities was 37,000 for the three months ended March 31, 2011 as compared to net cash used in operating activities of $178,000 for the three months ended March 31, 2010.  The net cash used in operations for the first three months of 2011 was $141,000 less than the prior year.

Based on the Company’s current operating plans, management believes that the Company’s existing cash resources and cash forecasted by management to be generated by operations will not be sufficient to meet working capital and capital requirements through December 31, 2011. In this regard, the Company must be successful in its current licensing strategy of its compounds or raising additional operating capital to fund continuing operations and support the further development of identified compounds.  The Company has been working to secure the financing to continue with on-going operations, however, the Company may not be successful with its plans. If events and circumstances occur such that the Company does not meet its current operating plans, the Company is unable to raise sufficient additional equity or debt financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on its future performance, including but not limited to, the premature sale of some or all of its assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in the quarter ended March 31, 2011.

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

HUMAN PHEROMONE SCIENCES, INC.

Date: May 16, 2011	/s/ William P. Horgan
William P. Horgan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/s/ Gregory S. Fredrick
Gregory S. Fredrick
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)