Form 10-Q
period 2011-06-30
HUMAN PHEROMONE SCIENCES INC
filed 2011-08-15
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X ]  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [   ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,151,954 shares of Common Stock as of August 5, 2011.

HUMAN PHEROMONE SCIENCES, INC.

INDEX

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.
Balance Sheets

	June 30,	December 31,
(in thousands, except share data)	2011	2010 (1)
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$106	$92
Accounts receivable	76	108
Inventories	37	26
Other current assets	33	49
Total current assets	252	275

Total assets	$252	$275

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$42	$42
Current portion of deferred revenue	82	146
Advanced payment	100	-
Accrued professional fees	41	52
Accrued employee benefits	42	42
Accrued income taxes	2	2
Other accrued expenses	8	6
Total current liabilities	317	290

Non-current liabilities
Deferred revenue	-	24
Total liabilities	317	314

Commitments and Contingencies

Shareholders' deficit:
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,098	21,098
Accumulated deficit	(21,163)	(21,137)
Total shareholders' deficit	(65)	(39)
Total liabilities and shareholders’ deficit	$252	$275

See accompanying notes to financial statements.

(1)           The balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Human Pheromone Sciences, Inc.
Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands except per share data)	2011	2010	2011	2010

Net revenues	$124	$186	$310	$371
Cost of goods sold	11	28	63	62

Gross profit	113	158	247	309

Operating Expenses:
Research and development	5	16	10	33
Selling, general and administrative	125	202	261	434
Total operating expenses	130	218	271	467

Loss from operations	(17)	(60)	(24)	(158)

Other expense
Interest expense, net	1	-	1	-
Total other expense	1	-	1	-

Net loss before provision for income taxes	(18)	(60)	(25)	(158)

Provision for income taxes	1	2	1	2

Net loss	$(19)	$(62)	$(26)	$(160)

Net loss per common share
Basic	$(0 .00)	$(0 .01)	$(0 .01)	$(0 .04)
Diluted	$(0 .00)	$(0 .01)	$(0 .01)	$(0 .04)

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	4,152	4,152	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.
Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2011	2010

Cash flows from operating activities
Net loss	$(26)	$(160)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	1
Stock-based compensation	-	15
Changes in operating assets and liabilities:
Accounts receivable	32	30
Inventories	(10)	4
Other current assets	15	8
Accounts payable and accrued liabilities	(9)	(42)
Deferred revenue	(88)	(100)
Advanced payments	100	-

Net cash provided by (used in) operating activities	14	(244)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	14	(244)
Cash and cash equivalents at beginning of period	92	350
Cash and cash equivalents at end of period	$106	$106

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.
Notes to Financial Statements
(unaudited)
June 30, 2011

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

The Company believes that human pheromones and other naturally-occurring compounds, identified, tested and funded by the Company, create unique product development and marketing opportunities for consumer product companies. Product categories include, but are not limited, to fragrances, toiletry and consumer products, as well as other types of consumer products that do not require Food and Drug Administration approval as pharmaceutical products.  The Company believes that its related patents provide it a proprietary position in developing, licensing and marketing such products.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $26,000 in the six months ended June 30, 2011, and $97,000 and $284,000 for the years ended December 31, 2010 and 2009, respectively. In addition, the Company has used cash in operations of $86,000 in the six months ended June 30, 2011, and $258,000 and $557,000 for the years ended December 31, 2010 and 2009, respectively.  As of June 30, 2011, the Company had an accumulated deficit of $21.2 million; cash and cash equivalents of $106,000 and no long-term debt.

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

The Company’s agreement with Personal Products Company (hereinafter referred to as “PPC”) represents a multiple-element arrangement and includes post signing consulting support to PPC as needed to assist them in claims development and manufacturing processes, an exclusive right of first discussion for new compounds that the Company develops and for which the Company documents supportable claims of effectiveness, and an exclusive right to its existing patented compounds in specific consumer product fields.  A portion of the initial payment received as part of the PPC agreement is being recognized as the Company incurs expenses and expends resources towards fulfilling the obligations to PPC, based on guidance provided by ASC 605-25.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$-	$-	$-	$-
Exclusive license	29	32	75	86
Consulting services	-	-	-	-
Total	$29	$32	$75	$86

The deferred revenue from the PPC license agreement as of June 30, 2011 was $82,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$68	$75	$124	$150
License fee	8	7	14	14
Total	$76	$82	$138	$164

The deferred revenue from these licenses has been completely recognized as of June 30, 2011.

Advanced Payment

On May 16, 2011 the Company and CrowdGather, Inc. (“CrowdGather”) entered into an Asset Purchase and License Agreement (the “Agreement”).  Pursuant to the Agreement, the Company sold to CrowdGather the EROX registered trademark in the United States, Hong Kong and Switzerland and the erox.com domain name.

In addition, CrowdGather obtained the exclusive license to make, use, sell, distribute, or other wise commercially exploit rights for product containing a combination of the Company compounds (the “EROX Product”) marketed to adults solely through adult sex-based Internet distribution channels worldwide, with the exception of Taiwan, for the five-year term, which may be extended for an additional five (5) year period(s) upon mutual agreement of both parties.

Pursuant to the Agreement, the Company received a $100,000 payment upon execution of the Agreement, $50,000 as compensation for the assets acquired by CrowdGather and for the assistance the Company will provide for product development, manufacturing and fulfillment facilitation for their initial product (for which the Company will sell to CrowdGather its proprietary compounds). The remaining $50,000 advance payment received will be applied, at a future date, to acquire restricted common stock of the Company.  Within 30 days of receipt of the EROX Product from the Company, CrowdGather shall accept the EROX Product or request changes to the EROX Product; not later than 60 days from the end of such thirty (30) day period CrowdGather agrees to apply $50,000 of the advance payment as the payment for the purchased assets and paid up development fee and the remaining $50,000 of the advanced payment fee will be converted into restricted common stock of the Company.  The number of shares of the Company’s common stock to be issued to CrowdGather shall be calculated by dividing $50,000 by the closing price of the Company’s common stock on such sixtieth (60) day.  If such day is not a trading day (a day on which the New York Stock Exchange is open for business) it shall be calculated by using the closing price the next such trading day.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	June 30, 2011
	(unaudited)	December 31, 2010
Components (raw materials)	$34	$23
Finished goods	3	3
Total	$37	$26

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended June 30, 2011 and 2010, options to purchase 837,000 and 907,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.  For the six months ended June 30, 2011 and 2010, options to purchase 838,000 and 908,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of June 30, 2011 and 2010, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2011	2010	2011	2010

Net income (loss) available to common shareholders (unaudited)	$(19)	$(62)	$(26)	$(160)

Weighted-average common shares outstanding during the period	4,152	4,152	4,152	4,152

Fully diluted weighted-average common shares and potential common stock (unaudited)	4,152	4,152	4,152	4,152

Capital Stock and Stock Options

During the six months ended June 30, 2011, no common stock or preferred stock was issued.  During the six months ended June 30, 2010, no options to purchase shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan.  No issued options were exercised during the six months ended June 30, 2011 and 9,999 stock options expired under the expired 1990 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended June 30, 2011 and 2010 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset.

The Company did not have any employee or of non-employee compensation expense for stock options to record during the three months ended June 30, 2011, but did record $4,000 of employee and $4,000 of non-employee compensation expense for stock options during the three months ended June 30, 2010.

The Company did not have any employee or non-employee compensation expense for stock options during the six months ended June 30, 2011, but did record $8,000 of employee and $8,000 of non-employee compensation expense for stock options during the six months ended June 30, 2010.  At June 30, 2011, there was no unrecognized compensation costs related to non-vested share-based compensation under the employee Nonstatutory Stock Option grants.

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

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending June 30, 2011		Six months ending June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$0.34	400	$0.34
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, June 30, 2011	400	$0.34	400	$0.34

At June 30, 2011 all of the options to purchase 400,000 shares were exercisable.

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

A summary of the activity under the Directors’ Plan is as follows (in thousands except per share data):

Directors’ Plan	Three months ending June 30, 2011		Six months ending June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	20	$0.33	20	$0.33
Options Granted	-	-	-	-
Canceled or Expired	(10)	$0.54	(10)	$0.54
Outstanding, June 30, 2011	10	$0.12	10	$0.12

At June 30, 2011 all of the options to purchase 10,000 shares were exercisable.

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

A summary of the activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan	Three months ending June 30, 2011		Six months ending June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	420	$0.48	420	$0.48
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, June 30, 2011	420	$0.48	420	$0.48

At June 30, 2011 all of the options to purchase 420,000 shares were exercisable.

Income Taxes

A provision for income taxes for the three month period ended June 30, 2011 was recorded for minimum tax liabilities incurred.

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

2.    SEGMENT INFORMATION

Sales by geographic markets for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S. markets	$19	$59	$77	$80
International markets	-	13	20	41
Net product revenue	19	72	97	121

License revenue (worldwide)	105	114	213	250

Net sales	$124	$186	$310	$371

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements.  These forward-looking statements include but are not limited to the Company’s requirement this year for additional working capital to fund continuing operations which could include asset sales, new license opportunities, expectations for gross margins and additional cost savings measures.  These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010,  these risks and uncertainties may include consumer trends, business cycles, scientific developments and the ability to obtain additional working capital or successfully complete financing to support continuing operations.  These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial conditions and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition and license fees.  The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  The Company believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended June 30, 2011 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$-	$-	$-	$-
Exclusive license	29	32	75	86
Consulting services	-	-	-	-
Total	$29	$32	$75	$86

The deferred revenue from the PPC license agreement as of June 30, 2011 was $82,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending June 30,		Six months ending June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$68	$75	$124	$150
License fee	8	7	14	14
Total	$76	$82	$138	$164

The deferred revenue from these licenses has been completely recognized as of June 30, 2011.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	June 30, 2011
	(unaudited)	December 31, 2010
Components (raw materials)	$34	$23
Finished goods	3	3
Total	$37	$26

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

Results of Operations

Net revenue for the quarters ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ending June 30,
	2011	2010
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$19	$59
International markets	-	13
Net product revenue	19	72

License revenue (worldwide)	105	114

Net Revenues	$124	$186

Net revenues for the three months ending June 30, 2011 were $124,000, a $62,000, or 33%, decrease from the net revenues of $186,000 for the three months ending June 30, 2010.  Domestic revenues for the three months ended June 30, 2011 were $19,000, a $40,000, or 68%, decrease from the domestic revenues of $59,000 for the three months ended June 30, 2010. The decrease in domestic revenues is attributable to reduced customer reorders and the timing of reorders as compared to the prior year.  There were no revenues from international sales for the three months ended June 30, 2011 as compared to the revenues from international sales of $13,000 for the three months ended June 30, 2010.  The decrease in international revenues is attributable to general economic conditions and customers carrying less inventory due to decreased demand.  Neither the domestic nor international customers’ purchasing patterns are on a seasonal or cyclical pattern which results in inconsistent revenue.

License revenues for the three months ending June 30, 2011 and 2010 were $105,000 and $114,000, respectively, a decrease of $9,000 or 8%.  The decrease is attributable to the decrease in license revenue generated from sales of hair products. The hair product licensee did not provide the Company with the royalties earned report by the cut-off date the Company requires for inclusion in the June 30, 2011 financial statements, therefore no revenue was reported for this licensee as it had been in the quarter ended June 30, 2011..  Any royalties earned for the three months ending June 30, 2011 will be recorded as license revenue in the following reporting period.  The PPC license revenues from licensee fee amortization totaled $29,000 in the three months ending June 30, 2011, compared to the PPC license revenues from licensee fee amortization of $32,000 in the three months ending June 30, 2010.  The additional licenses produced $76,000 of license revenue for the three months ending June 30, 2011 compared to $82,000 of license revenue for the three months ended June 30, 2010, the decreased revenues due, in part to the deferred hair care royalties reporting in this quarter.

Gross profit for the three months ended June 30, 2011 of $113,000 is $45,000 less than gross profit of $158,000 for the three months ended June 30, 2010.  As a percentage of revenue, gross profit of 91% for the three months ended June 30, 2011 was more than gross profit of 85% for the three months ended June 30, 2010.   The improved gross margin is based on the increased percentage of license revenue, which has no costs component, and the decreased product revenues in 2011 as compared to 2010.   The increases in the higher margin license revenues are consistent with the Company’s goal of licensing of the technology being the core of Company’s business.

	Three months ending June 30,
	2011	2010
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$8	$44
License gross profit	105	114
Total Gross Profit	$113	$158

Research and development expenses for the three months ended June 30, 2011 and 2010 were $5,000 and $16,000, respectively. Research expenditures have been curtailed, to the extent possible, until the Company’s liquidity issues have been resolved.  Reductions in rent and consultant fees account accounted for the reduced research and development spending.  However, patent costs associated with securing U.S. and international registrations for ER 303, our mood-enhancement compound, continues to be funded on an on-going basis.

Selling, general and administrative expenses for the three months ended June 30, 2011 of $125,000 are $77,000 less than the selling general and administrative expenses of $202,000 incurred for the three months ended June 30, 2010.  Selling, marketing and distribution expenses were consistent with the prior year and general and administrative and facility costs decreased by $77,000.  The decreases in costs are the result of decreased compensation and benefits, insurance and legal expenses.

The Company incurred $1,000 of net interest expense for the three months ended June 30, 2011 compared to no net interest income or expense during the three months ending June 30, 2010.  The increase in net interest expense was due to the Company’s reduced interest income from a decrease in cash balances which was offsetting insurance premium financings in 2010.

The Company recorded a minimum tax provision of $1,000 for the three months ended June 30 and a minimum tax provision of $2,000 was recorded in the three month period ended June 30, 2010.  The minimum tax provision was recorded due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Six Months ended June 30, 2011 as compared to the Six Months ended June 30, 2010

Net revenue for the six months ended June 30, 2011 and 2010 were as follows:

	Six months ending June 30,
	2011	2010
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$77	$80
International markets	20	41
Net product revenue	97	121

License revenue (worldwide)	213	250

Net Revenues	$310	$371

Net revenue for the six months ended June 30, 2011 was $310,000, a 16% decrease from net revenue of $371,000 for the six months ended June 30, 2010.   Revenue from domestic product sales for the six months ended June 30, 2011 of $77,000 were $3,000 less than the $80,000 for the six months ended June 30, 2010. The decrease is primarily attributable to reduced sales to distributors of the Natural Attraction products.  International revenues of $20,000 for the six months ended June 30, 2011 decreased by $21,000 from $41,000 the six months ending June 30, 010.  The sales reduction was due to the reduced orders from a Latin America customer.

License revenues for the six months ending June 30, 2011 and 2010 were $213,000 and $250,000, respectively, a decrease of $37,000 or 15%.  The decrease is attributable to most licensees reduced sales in the current six month period.  The PPC license, from which license fee amortization revenues totaled $75,000 in the six months ending June 30, 2011, compared to $86,000 of license fee amortization revenues in the six months ending June 30, 2010.  The additional licenses produced $138,000 for the six months ending June 30, 2011 compared to $164,000 of license revenue for the six months ended June 30, 2010, a $26,000, or 16%, decrease.

Gross profit for the six months ending June 30, 2011 decreased 20% to $247,000 from $309,000 for the six months ending June 30, 2010.    Gross margins for the six months ended June 30, 2011 and 2010 were 80% and 83%, respectively. The decreased gross profit and gross margins is attributable to the sales mix for the first six months of the year with decreased revenues from the higher margin royalty and licensing revenues received from our established consumer product licensees.

	Six months ending June 30,
	2011	2010
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$47	$79
License gross profit	200	230
Total Gross Profit	$247	$309

Research and development expenses for the six months ended June 30, 2011 and 2010 were $10,000 and $33,000, respectively.  Research expenditures have been curtailed, to the extent possible, until the Company’s liquidity issues have been resolved.  Reductions in rent and consultant fees account accounted for the reduced research and development spending.   However, patent costs associated with securing U.S. and international registrations for ER 303, our mood-enhancement compound, continues to be funded on an on-going basis.

Selling, general and administrative expenses for the six months ending June 30, 2011 were 261,000 and $434,000 for the six months ending June 30, 2010, a $173,000 decrease.  Selling, marketing and distribution expenses were consistent with the prior year as the Company continues to focus on product licensing which is less capital intensive and places the Company technology into consumer products and marketed by consumer product companies.  General and administrative and facility costs decreased by $173,000 primarily due to reduced employee compensation and benefits, insurance, legal and accounting fees and rent.

The Company incurred $1,000 of net interest expense for the three months ended June 30, 2011 compared to no net interest income or expense during the three months ending June 30, 2010.  The increase in net interest expense was due to the Company’s reduced interest income from a decrease in cash balances which has been offsetting the interest paid  for insurance premiums.

The Company recorded a $1,000 and $2,000 minimum tax provisions for the six months ending June 30, 2011 and 2010, respectively, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Off-Balance Sheet Arrangements.

None.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had cash of $106,000, accounts receivable of $76,000 with no outstanding bank borrowings.  At December 31, 2010, it had cash of $92,000 and accounts receivables of $108,000 with no outstanding bank borrowings.  For the first six months of 2011, net cash used in on-going activities was $86,000 as compared to the prior year’s $244,000.  The net cash used in operations for the first six months of 2011 was $158,000 less than the prior year.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in the quarter ended  June 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6.  Exhibits

Exhibits

Exhibit31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

HUMAN PHEROMONE SCIENCES, INC.

Date: August 15, 2011	/s/ William P. Horgan
William P. Horgan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	/s/ Gregory S. Fredrick
Gregory S. Fredrick
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)