Form 10-Q
period 2011-09-30
HUMAN PHEROMONE SCIENCES INC
filed 2011-11-14
CIK 878616

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,151,954 shares of Common Stock as of November 4, 2011.

HUMAN PHEROMONE SCIENCES, INC.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Human Pheromone Sciences, Inc.
Balance Sheets

	September 30,	December 31,
(in thousands except share data)	2011	2010 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69	$92
Accounts receivable	67	108
Inventories	30	26
Other current assets	29	49
Total current assets	195	275

Total assets	$195	$275

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$39	$42
Current portion of deferred revenue	53	146
Advanced payment	100	-
Accrued professional fees	46	52
Accrued employee benefits	42	42
Accrued income taxes	2	2
Other accrued expenses	8	6
Total current liabilities	290	290

Non-current liabilities
Deferred revenue	-	24
Total liabilities	290	314

Commitments and Contingencies

Shareholders' (deficit):
Common stock, no par value, 13,333,333 shares authorized,
4,151,954 shares issued and outstanding at each date	21,098	21,098
Accumulated deficit	(21,193)	(21,137)
Total shareholders' (deficit)	(95)	(39)
Total liabilities and shareholders’ (deficit)	$195	$275

See accompanying notes to financial statements.

(1)     The balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Human Pheromone Sciences, Inc.
Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2011	2010	2011	2010

Net revenues	$113	$210	$423	$581
Cost of goods sold	15	45	78	107

Gross profit	98	165	345	474

Operating Expenses:
Research and development	4	7	14	40
Selling, general and administrative	124	213	385	647
Total operating expenses	128	220	399	687

Loss from operations	(30)	(55)	(54)	(213)

Other income
Interest expense, net	-	-	1	-
Total other expense	-	-	1	-

Net loss before provision for income taxes	(30)	(55)	(55)	(213)

Provision for income taxes	-	-	1	2

Net loss	$(30)	$(55)	$(56)	$(215)

Net loss per common share
Basic	$(0 .01)	$(0 .01)	$(0 .01)	$(0 .05)
Diluted	$(0 .01)	$(0 .01)	$(0 .01)	$(0 .05)

Weighted average common shares outstanding
Basic	4,152	4,152	4,152	4,152
Diluted	4,152	4,152	4,152	4,152

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.
Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010

Cash flows from operating activities
Net loss	$(56)	$(215)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1
Stock-based compensation	-	15
Changes in operating assets and liabilities:
Accounts receivable	41	12
Inventories	(4)	28
Other current assets	20	9
Accounts payable and accrued liabilities	(7)	(3)
Deferred revenue	(117)	(162)
Advanced payment	100	-

Net cash used in operating activities	(23)	(315)

Cash flows used in investing activities
	-	-
Net cash used in investing activities	-	-

Cash flows used in financing activities
	-	-
Net cash used in financing activities	-	-

Net decrease in cash and cash equivalents	(23)	(315)
Cash and cash equivalents at beginning of period	92	350
Cash and cash equivalents at end of period	$69	$35

See accompanying notes to financial statements.

Human Pheromone Sciences, Inc.
Notes to Financial Statements
(unaudited)
September 30, 2011

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred net losses of $56,000 in the nine months ended September 30, 2011, and $97,000 and $284,000 for the years ended December 31, 2010 and 2009, respectively. In addition, the Company has used cash in operations of $23,000 in the nine months ended September 30, 2011, and $258,000 and $557,000 for the years ended December 31, 2010 and 2009, respectively.  As of September 30, 2011, the Company had an accumulated deficit of $21.2 million; cash and cash equivalents of $69,000 and no long-term debt.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$-	$18	$-	$18
Exclusive license	29	32	104	118
Consulting services	-	8	-	8
Total	$29	$58	$104	$144

The deferred revenue from the PPC license agreement as of September 30, 2011 was $53,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$56	$69	$180	$219
License fee	-	4	14	18
Total	$56	$73	$194	$237

The deferred revenue from these licenses has been completely recognized as of September 30, 2011.

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

The Erox product, as of September 30, 2011, had not been delivered; thus, the customer acceptance certificate has not been received and no revenue has been recognized or stock issued as of September 30, 2011.  The Company will be delivering the final product for acceptance in the three month period ending December 31, 2011.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	September 30, 2011
	(unaudited)	December 31, 2010
Compounds	$30	$23
Finished goods	-	3
Total	$30	$26

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share.  SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common shares outstanding during the period.  For the three months ended September 30, 2011 and 2010, options to purchase 810,000 and 900,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.  For the nine months ended September 30, 2011 and 2010, options to purchase 829,000 and 906,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

As of September 30, 2011 and 2010, the unaudited components of basic and diluted earnings per share are as follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2011	2010	2011	2010

Net income (loss) available to common shareholders (unaudited)	$(30)	$(55)	$(56)	$(215)

Weighted-average common shares outstanding during the period	4,152	4,152	4,152	4,152
Incremental shares from assumed conversions of stock options	-	-	-	-

Fully diluted weighted-average common shares and potential common stock (unaudited)	4,152	4,152	4,152	4,152

Capital Stock and Stock Options

During the nine months ended September 30, 2011, no common stock or preferred stock was issued.  During the nine months ended September 30, 2010, no options to purchase shares of common stock were granted under the 2003 Non-Employee Directors Stock Option Plan.  No issued options were exercised during the nine months ended September 30, 2011 and 60,000 stock options expired under the expired 2003 Stock Option Plan.

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

The Company does not record the stock compensation expense net of taxes since there was no material provision for income taxes for the periods ended September 30, 2011 and 2010 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset.

The Company did not have any employee or non-employee compensation expense for stock options to record during the three months ended September 30, 2011 and 2010.

The Company did not have any employee or non-employee compensation expense for stock options during the nine months ended September 30, 2011, but did record $8,000 of employee and $8,000 of non-employee compensation expense for stock options during the nine months ended September 30, 2010.  At September 30, 2011, there was no unrecognized compensation costs related to non-vested share-based compensation under the employee Nonstatutory Stock Option grants.

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

A summary of the activity under the Nonstatutory Stock Option Agreements is as follows (in thousands except per share data):

Nonstatutory Stock Option Agreements	Three months ending September 30, 2011		Nine months ending September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	400	$0.34	400	$0.34
Options Granted	-	-	-	-
Canceled or Expired	-	-	-	-
Outstanding, September 30, 2011	400	$0.34	400	$0.34

At September 30, 2011 all of the options to purchase 400,000 shares were exercisable.

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

A summary of the activity under the Directors’ Plan is as follows (in thousands except per share data):

Directors’ Plan	Three months ending September 30, 2011		Nine months ending September 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	10	$0.12	20	$0.33
Options Granted	-	-	-	-
Canceled or Expired	-	-	(10)	$0.54
Outstanding, September 30, 2011	10	$0.12	10	$0.12

At September 30, 2011 all of the options to purchase 10,000 shares were exercisable.

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

A summary of the activity under the 2003 Plan is as follows (in thousands except per share data):

2003 Plan	Three months ending September 30, 2011		Nine months ending September 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	420	$0.48	420	$0.48
Options Granted	-	-	-	-
Canceled or Expired	(60)	$0.60	(60)	$0.60
Outstanding, September 30, 2011	360	$0.46	360	$0.46

At September 30, 2011 all of the options to purchase 360,000 shares were exercisable.

Income Taxes

A provision for income taxes for the three month period ended September 30, 2011 was recorded for minimum tax liabilities incurred.

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

2.    SEGMENT INFORMATION

Sales by geographic markets for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Markets:
U.S. markets	$28	$63	$105	$143
International markets	-	16	20	57
Net product revenue	28	79	125	200

License revenue (worldwide)	85	131	298	381

Net sales	$113	$210	$423	$581

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

The Company did not record the stock compensation expense net of taxes since there was no material provision for income taxes for the period ended September 30, 2011 as the Company incurred net operating losses for which no benefit was recognized, or utilized tax loss carryforwards.  The tax benefit is a component of the deferred tax asset disclosed under the heading “Income Taxes” below.

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

A summary of the revenue recognized for these multiple units of accounting follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Right of first discussion	$-	$18	$-	$18
Exclusive license	29	32	104	118
Consulting services	-	8	-	8
Total	$29	$58	$104	$144

The deferred revenue from the PPC license agreement as of September 30, 2011 was $53,000.

The Company has granted two additional license agreements for the development, manufacture, sale and distribution of consumer personal care products using the Company’s patented technology.   License fees received and attributed to these agreements are being recognized on a straight-line basis over the initial life of the license periods  ranging from fifteen to thirty-six months.

A summary of the revenue recognized from these additional licenses and royalty revenues follows (in thousands):

	Three months ending September 30,		Nine months ending September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Royalty revenues	$56	$69	$180	$219
License fee	-	4	14	18
Total	$56	$73	$194	$237

The deferred revenue from these licenses has been completely recognized as of September 30, 2011.

Inventories

Inventories are stated at the lower of cost (first in - first out method) or market.  A summary of inventories follows (in thousands):

	September 30, 2011
	(unaudited)	December 31, 2010
Compounds	$30	$23
Finished goods	-	3
Total	$30	$26

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

COMPANY OVERVIEW

           The Company is engaged in the research, development, manufacturing and marketing of consumer products containing synthetic human pheromones and other mood enhancing compounds.  The Company initiated commercial operations in late 1994 with a line of fine fragrances and toiletries.  Licensing of the Company’s technology is currently the core business of the Company while the Company directly manages the on-going development of identified compounds for potential new products.  The Company’s patented compounds are sold to licensed customers and included as components in their fragranced consumer products.  The Company also offers private label manufacturing services for third party consumer product licensees.   The Company has been unable to sustain profitability and will need additional financing to support its operations.  The Company is looking at all sources of funding, raising capital, financing, asset sales and potential merger with desirable companies.

Results of Operations

Net revenue for the three months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ending September 30,
	2011	2010
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$28	$63
International markets	-	16
Net product revenue	28	79

License revenue (worldwide)	85	131

Net Revenues	$113	$210

Net revenues for the three months ended September 30, 2011 were $113,000, a $97,000 decrease from the net revenues of $210,000 for the three months ending September 30, 2010.  Domestic net revenues for the three months ended September 30, 2011 were $28,000, a $35,000 decrease from the domestic net revenues of $63,000 for the three months ended September 30, 2010.  The decrease in domestic revenues is primarily attributable to one customer that placed a reorder in the first quarter of 2011 compared to the third quarter of 2010.  The timing of international reorders resulted with the Company not having any international net revenues for the three months ended September 30, 2011 compared to $16,000 for the three months ended September 30, 2010.  Orders from Latin American were deferred to the last quarter of this year in contrast to ordering patterns in the prior year. Neither of the domestic nor international customers’ purchasing patterns are on a seasonal or cyclical pattern which results in inconsistent revenue.

License revenues for the three months ended September 30, 2011 and 2010 were $85,000 and $131,000, respectively, a decrease of $46,000 or 35%.  The decreased license revenue is due to a combination of the $26,000 final PPC license revenue recognized during the three months ended September 30, 2010 for the first discussion and consulting portion of the license, and reduced royalties earned on product sales for the three months ended September 30, 2011 versus the comparable period last year.  The PPC license revenues totaled $29,000 in the three months ending September 30, 2011, compared to $58,000 in the three months ending September 30, 2010.  PPC license revenues in the three months ending September 30, 2011 consisted of $29,000 for first discussion work.  In the three months ending September 30, 2010 the PPC license revenues consisted of $18,000 for first discussion work, $32,000 from license fee amortization and $8,000 for consulting services. The additional licenses produced $56,000 of license revenue for the three months ending September 30, 2011 compared to $73,000 of license revenue for the three months ended September 30, 2010.

oss profit for the three months ended September 30, 2011 of $98,000 is 41% less than the gross profit of $165,000 for the three months ended September 30, 2010.  As a percentage of revenue, gross margin of 87% for the three months ended September 30, 2011 was more than gross margin of 79% for the three months ended September 30, 2010.  Gross margin on product sales increased to 46% for the three months ended September 30, 2010 from 41% for the three months ended September 30, 2010. The improved gross margin is based on the increased percentage of license revenue, which has no costs component.  The decrease in the total gross profit was due to the lower revenues recognized due to the final PPC license and reduced royalties earned.

	Three months ending September 30,
	2011	2010
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$13	$33
License gross profit	85	132
Total Gross Profit	$98	$165

Research and development expenses for the three months ended September 30, 2011 and 2010 were $4,000 and $7,000, respectively. Research expenditures have been curtailed, to the extent possible, until the Company’s liquidity issues have been resolved.  Reductions in rent and consultant fees account accounted for the reduced research and development spending.  However, patent costs associated with securing U.S. and international registrations for ER 303, our mood-enhancement compound, continues to be funded, as needed, on an on-going basis.

Selling, general and administrative expenses for the three months ended September 30, 2011 of $124,000 are $89,000 less than the selling general and administrative expenses of $213,000 incurred for the three months ended September 30, 2010.  Selling, marketing and distribution expenses were $3,000 less than the prior year and general and administrative and facility costs decreased by $86,000.  The decreases in costs are the result of decreased compensation and benefits, insurance and legal expenses.

The Company did not record a minimum tax provision for the quarters ended September 30, 2011 and 2010, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Nine Months ended September 30, 2011 as compared to the Nine Months ended September 30, 2010

Net revenue for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine months ending September 30,
	2011	2010
	(unaudited)	(unaudited)
Net product revenue by markets:
U.S. markets	$105	$143
International markets	20	57
Net product revenue	125	200

License revenue (worldwide)	298	381
Net Revenues	$423	$581

Net revenue for the nine months ended September 30, 2011 was $423,000.  This was a 27% decrease from net revenue of $581,000 for the nine months ended September 30, 2010.  Domestic product sales for the nine months ended September 30, 2011 of $105,000 were $38,000 less than the $143,000 for the nine months ended September 30, 2010. The decrease is attributable to both inconsistent ordering patterns and slightly reduced reorder quantities.  International revenues of $20,000 for the nine months ended September 30, 2011 decreased by $37,000 as compared to the international revenue of $57,000 for the nine months ended September 30, 2010.   The decrease in international sales is due to our Latin America customer that deferred reorders until after September 30, 2011.

License revenues for the nine months ending September 30, 2011 and 2010 were $298,000 and $381,000, respectively, a decrease of $83,000 or 22%.  Revenues attributable to the PPC license totaled $104,000 in the nine months ending September 30, 2011, compared to $144,000 in the nine months ending September 30, 2010, a $40,000 decrease.  PPC license revenues in the nine months ending September 30, 2011 consisted $104,000 from license fee amortization.  In the nine months ending September 30, 2010 the PPC license revenues consisted of $18,000 for first discussion work, $118,000 from license fee amortization and $8,000 for consulting services. The Company completed all of the first discussion and consulting work and recognized the remaining deferred revenue for these services during the three months ended September 30, 2010.  The additional licenses produced $194,000 for the nine months ending September 30, 2011 compared to $237,000 of license revenue for the nine months ended September 30, 2010, a decrease of $43,000, or 18%.

Gross profit for the nine months ending September 30, 2011 decreased, 129,000, or 27%, to $345,000 from $474,000 for the first nine months ended September 30, 2010.  Gross margin of 82% was consistent for both if the nine months ended September 30, 2011 and 2010.  Both net revenues and gross profit decreased 27% for the first nine months of 2011 and 2010 and gross margin was also unchanged due to revenue mix and price variances offsetting the reduced revenues in the current period.

Gross margin on product sales increased slightly to 57% for the nine months ended September 30, 2011 from 56% for the nine months ended September 30, 2010.  The decreased product gross profit and increasing gross margin on product sales is attributable to the revenue mix of products among transactions are, or are not, subject to royalty payments.  Gross margin on license revenue increased to 96% for the nine months ended September 30, 2011 from 95% for the nine months ended September 30, 2010.

	Nine months ending September 30,
	2011	2010
	(unaudited)	(unaudited)
Gross Profit by Revenue Type:
Net product gross profit	$60	$112
License gross profit	285	362
Total Gross Profit	$345	$474

Research and development expenses for the nine months ended September 30, 2011 and 2010 were $14,000 and $40,000, respectively.  Research expenditures have been curtailed, to the extent possible, until the Company’s liquidity issues have been resolved.  Reductions in rent and consultant fees account accounted for the reduced research and development spending.   However, patent costs associated with securing U.S. and international registrations for ER 303, our mood-enhancement compound, continues to be funded on an on-going basis.

Selling, general and administrative expenses for the nine months ending September 30, 2011 were 385,000 and $647,000 for the nine months ending September 30, 2010, a $262,000 decrease.  Selling, marketing and distribution expenses were reduced by $3,000 as the Company continues to focus on product licensing which is less capital intensive and places the Company technology into consumer products which are marketed by consumer product companies.  General and administrative and facility costs decreased by $259,000 primarily due to reduced employee compensation and benefits, insurance, legal and accounting fees and rent.

The Company incurred $1,000 of net interest expense for the nine months ended September 30, 2011 compared to no net interest income or expense during the nine months ending September 30, 2010.  The increase in net interest expense was due to the Company’s interest paid for financing insurance premiums.

The Company recorded a $1,000 and $2,000 minimum tax provision for the nine months ended September 30, 2011 and 2010, respectively, due primarily to a valuation allowance on deferred tax assets being recorded and the expected utilization of net operating losses carried forward from prior years to offset any significant tax liability.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2010, we believe that there have been no significant changes in contractual obligations or commercial commitments outside the ordinary course of business, during the nine months ended September 30, 2011.]

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, the Company had cash of $69,000, accounts receivable of $67,000 with no outstanding bank borrowings.  At December 31, 2010, it had cash of $92,000 and accounts receivables of $108,000 with no outstanding bank borrowings.  For the first nine months of 2011, net cash used in on-going activities was $23,000 as compared to the prior year’s $315,000.  The net cash used in operations for the first nine months of 2011 was $292,000 less than the prior year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Section 229.305(e) of Regulation S-K, we are not required to provide information regardingquantitative and qualitative disclosures about market risk.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not party to any pending legal proceedings.

Item 1A.  Risk Factors

Pursuant to Item 1A of Form 10-Q  we are not required to provide information regarding material changes from he risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007, the Board of Directors approved a stock repurchase program for the Company to buy back up to 400,000 shares of the Company’s common stock.  No shares were repurchased in the quarter ended September 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(**)
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

HUMAN PHEROMONE SCIENCES, INC.

Date: November 14, 2011	/s/ William P. Horgan
William P. Horgan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	/s/ Gregory S. Fredrick
Gregory S. Fredrick
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)